Form 10QSB
period 1998-06-30
CHRONICLE COMMUNICATIONS INC
filed 1998-08-20
CIK 1044760

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)
       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1998

                               OR

       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________________

                  Commission file number 333-34283

                 CHRONICLE COMMUNICATIONS, INC.
       (Exact name of registrant as specified in its charter)

                             GEORGIA
   (State or other jurisdiction of incorporation or organization)

                           58-2235301
               (I.R.S. Employer Identification No.)

              140 FIRST AVENUE N.E, CAIRO, GEORGIA            31728
            (Address of principal executive offices)        (Zip Code)

                         (912) 377-2111
        (Registrant's telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No ___

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1998, was 2,527,790 shares, all of one class, no par value.

Transitional Small Business Disclosure Format (check one);

Yes ___ No  X

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      Chronicle Communications, Inc.
                             Balance Sheet
                             June 30, 1998
                              (unaudited)
Assets
Current assets:
  Accounts receivable                                     $82,801
  Prepaid expenses                                          8,962
  Other current assets                                     10,573
                                                         ---------
Total current assets                                      102,336
                                                         ---------

Property and equipment, net of
accumulated depreciation                                  370,835

Advances to stockholders,                                 339,516
                                                         ---------
Total                                                    $812,687
                                                         =========
Liabilities and Stockholders' Equity
Current liabilities:
  Bank overdraft                                          $25,159
  Notes payable and current maturities
   of long term debt                                       73,780
  Notes payable stockholders                              134,792
  Accounts payable                                         86,000
  Accrued payroll liabilities                             209,554
  Other accrued liabilities                                42,776
                                                         ---------
Total current liabilities                                 572,061
                                                         ---------
Long term debt, net of current maturities                 108,736
                                                         ---------

Stockholders' equity:
  Common stock, no par value; 35,000,000 authorized
   2,076,191 issued ; 2,021,191 outstanding             1,749,786
  Accumulated deficit                                  <1,562,896>
                                                       -----------
                                                          186,890
  Less treasury stock, at cost; 55,000 shares             <55,000>
                                                       -----------
Total stockholders' equity                                131,890
                                                       -----------
Total                                                    $812,687
                                                       ===========


The accompanying notes are an integral part of the financial statements.

                      Chronicle Communications, Inc.
                         Statement of Operations
                              (unaudited)

                                    Three months               Nine months
                                    ended June 30,            ended June 30,
                                   ---------------          ----------------
                                  1998         1997        1998       1997
                              -----------   ----------  ----------  ---------
Sales                          $121,944     $171,883     $430,143    $505,714

Cost of sales                   170,043      273,837      638,733     690,341
                              -----------   ----------  ----------  ---------
Gross profit <loss>             <48,099>    <101,954>    <208,590>   <184,627>
                              -----------   ----------  ----------  ---------

Operating expenses
  General and administrative    106,335       50,951      340,857     178,843
  Interest                       15,310        7,521       25,728      12,163
                              -----------   ----------  ----------  ---------
                                121,645       58,472      366,585     191,006
                              -----------   ----------  ----------  ---------
Net loss                      $<169,744>   $<160,426>   $<575,175>  $<375,633>
                              ===========   ==========  ==========  ==========

Net loss per common share      $ <.08>      $ <.10>      $ <.30>     $ <.27>
                              ===========  ===========  ==========  ==========
Basic


The accompanying notes are an integral part of the financial statements.


                     Chronicle Communications, Inc.
         Statement of Statement of Changes in Stockholders' Equity
                             (unaudited)

                                               Accumulated         Treasury
                           Shares    Amount      Deficit            Stock
                         ----------------------------------------------------
Balance at
 September 30, 1997      1,748,708  $1,291,824    <987,721>
                         ----------------------------------------------------
  Common stock issued:
    For cash, net of
    offering cost
    of $52,587             217,313    $238,913

    For consulting fees
    and services            75,625      85,000

    For repayment of
    notes payable and
    interest                34,545      27,299

    Contribution of
    services                           106,750

    Acquisition of
    treasury stock                                                   55,000

Net loss                                            $<575,175>
                         ----------------------------------------------------
Balance, June 30, 1998   2,076,191  $1,749,786    $<1,562,896>       55,000
                         ====================================================

The accompanying notes are an integral part of the financial statements.


                      Chronicle Communications, Inc.
                         Statement of Cash Flows
                              (unaudited)
                                              Nine months ended June 30,
                                     ----------------------------------------
                                               	1998	             1997
                                            ------------       ------------
Operating activities
 Net loss                                    $<575,175>        $<375,633>
                                     ----------------------------------------

 Adjustments to reconcile net loss
 to net cash used by operating
 activities:
   Depreciation and amortization                59,922           32,477
   Interest paid with stock                     16,299
   Contributed services                        106,750           74,550
   (Increase) decrease  in:
     Accounts receivable                         8,215          <49,764>
     Other assets                               <4,148>         <37,776>
   Increase (decrease) in:
     Accounts payable                           32,998          <39,373>
     Accrued liabilities                        77,347            2,425
                                     -----------------------------------------
 Total adjustments                             297,383          <17,461>
                                     -----------------------------------------
 Net cash used by operating activities        <277,792>        <393,094>
                                     -----------------------------------------

Investing activities
 Purchase of property and equipment            <25,215>        <249,240>
                                     -----------------------------------------

Financing activities
 Net advances to stockholders                  <24,441>        <134,459>
 Bank overdraft                                 21,738          <12,611>
 Proceeds from issuance of notes
   payable and long-term debt                                    14,000
 Payments on notes payable
   and long- term debt                          <5,203>
 Proceeds from issuance of
   stock net of brokerage commissions          238,913          792,727
 Net proceeds from stockholder loans            72,000
                                     -----------------------------------------
 Net cash provided by
   financing activities                        303,007          654,657
                                     -----------------------------------------
Net increase (decrease) in cash                   0              12,323
Cash at October 1                                 0               2,988
                                     -----------------------------------------
Cash at June 30                                  $0             $15,311
                                     =========================================
Supplemental disclosure of cash
flow information and noncash
investing and financing activities
  Cash paid during the
  period for interest                           $9,429           $6,941
                                     -----------------------------------------


During the nine months ended June 30, 1998:
The Company issued 75,000 shares of stock valued at $75,000 to consultants for future services. During the quarter ended June 30, 1998, the Company then terminated the agreement and received 55,000 shares of the stock which was recorded as treasury stock.
The Company issued 25,000 shares of stock to a consultant to provide EDGAR filing services. These services were valued at $10,000 and have been recorded as a prepaid asset. The Company recognized a $2,500 amortization expense in the current quarter.
The Company repaid $27,299 of notes payable and interest to a stockholder through issuance of 34,545 shares of common stock.

The accompanying notes are an integral part of the financial statements.

                   Chronicle Communications, Inc.
                   Notes to Financial Statements
            For the nine months ended June 30, 1998 and 1997
                           (unaudited)
1.  Background information
Chronicle Communications, Inc. (the Company), a Georgia corporation, was incorporated on April 5, 1996 as JMAR Communications, Inc. The Company subsequently changed its name to Chronicle Communications, Inc. on July 30, 1997. The Company is a publisher of two weekly shopper-style tabloid newspapers that are distributed to customers in Crisp County and Grady County, Georgia.
2.  Going concern
As shown in the financial statements, the Company has incurred net losses of approximately $1,563,000 since inception and current liabilities exceed current assets by approximately $470,000 at June 30, 1998. These factors, combined with the fact that the Company has not generated positive cash flows from operating activities since its inception and is past due on bank debt in an amount of approximately $55,000, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management of the Company is currently seeking additional bank and investor financing to mitigate the above factors. Additionally, on February 8, 1998, the Company published the last issues of The Sunday South Georgia Chronicle in both Grady County and Crisp County, Georgia. The Sunday South Georgia Chronicle was the Company's only general newspaper product. Management believes the termination of the Sunday paper will result in the following savings, however, no assurance can be given that the Company will, in fact, achieve these results. Actual results could differ materially from these estimates. In connection with this termination, the Company terminated its membership in Associated Press which management believes will result in annual savings to the Company of $24,000, and returned equipment to that association, resulting in a reduction of $12,000 in fixed assets and accounts payable related to the equipment. The Company also terminated five full-time employees and part-time employees effective February 8, 1998, eliminating a combined annual payroll expense and contract labor expense which management believes will approximate $218,000. Management believes termination of the Sunday editions also resulted in a reduction in printing expense of approximately $124,000 per year.
3.  Significant accounting policies
The significant accounting policies followed are:
In the opinion of management, all adjustments, consisting only
of normal recurring 	adjustments necessary for a fair
presentation of (a) the results of operations for the nine-month and three-month periods ended June 30, 1998 and 1997, (b) the financial position at June 30, 1998, and (c) cash flows for the nine-month periods ended June 30, 1998 and 1997, have been made.

                     Chronicle Communications, Inc.
                     Notes to Financial Statements
              For the nine months ended June 30, 1998 and 1997
                              (unaudited)
3.  Significant accounting policies  (continued)

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The Company capitalizes cosigning fees relating to notes payable. These fees are amortized by the straight-line method over the life of the original note. Amortization expense amounted to $14,167 and $3,541 for the nine-month and the three-month periods ended June 30, 1997. No amortization expense was charged to operations for the nine-month or the three-month periods ended June 30, 1998, as the fees were fully amortized. Property and equipment are recorded at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, ranging from five to thirty-nine years. Additions to and major improvements of property and equipment are capitalized. Maintenance and repair expenditures are charged to expense as incurred. As property or equipment is sold or retired, the applicable cost and accumulated depreciation are eliminated from the accounts and any gain or loss is recorded. For income tax purposes, the Company uses accelerated methods of depreciation for certain assets. For the nine-month periods ended June 30, 1998 and 1997, depreciation expense amounted to $24,300 and $18,283, respectively. For the three-month periods ended June 30, 1998 and 1997, depreciation expense amounted to $8,100 and $13,793, respectively.
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date.
The Financial Accounting Standards Board issued Statement 123 (SAFS 123), "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. This statement provides that expense equal to the fair value of all stock-based awards on the date of the grant be recognized over the vesting period. Alternatively, this statement allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation expense is recorded on the date the options are granted equal to the excess of the market price of the underlying stock over the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosure of the provisions of SAFS 123.

                 Chronicle Communications, Inc.
                 Notes to Financial Statements
          For the nine months ended June 30, 1998 and 1997
                        (unaudited)
3.  Significant accounting policies (continued)
The Company issues stock in lieu of cash for certain transactions. Generally, the fair value of the stock, based on comparable cash purchases, is used to value the transactions.
During the period ended June 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." This statement requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the income statement. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock. The June 30, 1997 earnings per share have been restated to give effect to the application of SFAS 128 and does not differ from EPS as previously reported under APB Opinion No. 15, "Earnings Per Share."
Subscription revenue is deferred at the time of sale. A proportionate share of the gross subscription price is credited to revenue monthly.
Costs connected with the procurement of subscriptions are expensed as incurred.
Advertising revenue is billed and recognized into revenue as incurred. Advertising costs are charged to expense when incurred. For the nine-month periods ended June 30, 1998 and 1997, advertising expense amounted to $3,055 and $3,256, respectively. For the three-month periods ended June 30, 1998 and 1997, advertising expense amounted to $1,327 and $281, respectively.
The Company records as an expense and as additional capital the estimated fair value for all services provided to it by its majority stockholders in accordance with Securities and Exchange Commission Staff Accounting Bulletin 1:B.
4.	Property and Equipment

Property and equipment consist of:
                                                June 30, 1998
                                                -------------
 Buildings and improvements                       $186,234
 Furniture and fixtures                             25,334
 Computer equipment                                121,555
 Camera and publishing equipment                    80,882
 Vehicles                                            4,490
                                                 ----------
                                                   418,495
Less accumulated depreciation                       47,660
                                                 ----------
                                                  $370,835
                                                 ==========



                     Chronicle Communications, Inc.
                     Notes to Financial Statements
            For the nine months ended June 30, 1998 and 1997
                              (unaudited)
4.	Property and Equipment (continued)
Substantially all of the Company's property and equipment is pledged as collateral on notes payable and long-term debt.
5.	Notes Payable and Long-Term Debt

Notes payable and long-term debt consist of:

                                                              June 30, 1998
                                                         ---------------------
 Mortgage note payable; bearing interest
  at 8.0%; monthly payments of principal
  and interest of $1,142 through July 7,
  2012; secured by mortgage deed to
  real estate; guaranteed by the Company's
  president and majority stockholder                              113,629
 Note payable to bank; bearing interest
  at 11.0%; entire unpaid balance of
  principal and interest due June 18,
  1998 and is past due; secured by equipment, trade
  accounts receivable, and 42,500
  shares of the Company's common
  stock; co-signed by four stockholders
  of the Company                                                   54,887
 Note payable to stockholder;
  bearing interest at 11.0%;
  entire unpaid balance of
  principal and interest due
  on demand; secured by all
  property of the Company                                          25,000
 Note payable to individual;
  bearing interest at 10.5%;
  monthly payments of interest
  only through December 1, 1998;
  secured by mortgage deed to
  real estate                                                      14,000


                    Chronicle Communications, Inc.
                    Notes to Financial Statements
           For the nine months ended June 30, 1998 and 1997
                            (unaudited)

5. Notes Payable and Long-Term Debt (continued)
 Notes payable to stockholders:
  bearing interest at 10%;
  payable on demand; unsecured                              61,000
                                                          ---------
                                                           268,516
 Less amounts currently due                                 73,780
 Less amount due to stockholders                            86,000
                                                          ---------
                                                          $108,736
                                                          =========

A written demand for repayment of a $10,000 stockholder loan, included in notes payable to stockholders, has been received. The loan has no fixed maturity or other terms, is not represented by a note and has interest paid in full by issuance of common stock.
The following is a schedule by year of the principal payments required under these notes as of June 30, 1998:

 1999                   $159,780
 2000                      4,911
 2001                      5,319
 2002                      5,761
 2003                      6,239
 Thereafter               86,506
                        ---------
                       $ 268,516
                       ==========

There were no outstanding notes payable to stockholders at September 30,
1997.
6.	Income Taxes
The Company has tax loss carryforwards of approximately $1,300,000 that may be applied against future taxable income. These losses give rise to a deferred tax asset at June 30, 1998. Management has established a valuation allowance equal to the amount of the deferred tax asset due to the uncertainty of the Company's realization of this benefit.

 Loss carryforward            $ 195,000
 Less valuation allowance       195,000
                             -----------
 Net deferred tax asset       $    0
                             ===========

                  Chronicle Communications, Inc.
                   Notes to Financial Statements
         For the nine months ended June 30, 1998 and 1997
                            (unaudited)
6.	Income Taxes (continued)
The loss carryforwards expire as follows:


	  Year of
	Expiration
    2011                  $    68,400
    2012                      739,800
    2013                      491,800
                            ----------
                          $ 1,300,000
                          ============

7.  Lease Commitments and Related Party Transactions
The Company leases part of its operating facilities and various office equipment under operating leases with terms of less than one year. Rent expense relating to these leases amounted to $7,636 and $6,865 for the nine-month periods ended June 30, 1998 and 1997, respectively. Rent expense for these leases amounted to $2,075 and $2,865 for the three-month periods ended June 30, 1998 and 1997, respectively.
The Company has advanced two stockholders/employees approximately $339,500 as of June 30, 1998. These advances have no specific terms, are non-interest bearing, and are unsecured.
On April 22, 1998, the Company entered into an agreement with a certain individual to provide financial consulting services to the Company in exchange for 12,500 shares of the Company's common stock. As of June 30, 1998, no shares had been issued under this agreement.
On May 1, 1998, the Company entered into an employment agreement with its president and chairman expiring September 30, 1998. The agreement obligates the Company to pay him an annual salary of $120,000. In addition, upon termination by the Company, the president and chairman is entitled to payment of all accrued and unpaid salary to the date of termination, as well as the same salary for a period of twenty-four months following the termination.
The above related party transactions are not necessarily indicative of the amounts which would have been incurred had comparable transactions been entered into with independent parties.
8.  Stock Options
The Company issues stock options to its directors on an annual basis beginning September 30, 1997 as compensation for their services as directors. The exercise price of each option is equal to the price at which the Company last sold shares of its common stock. The lives of the options are five years.
The Company applies APB Opinion 25 in accounting for its stock options. Accordingly, no compensation cost has been recognized for the options because the estimated exercise price equaled the fair market value on the date of the grant. No options were granted during the nine-month and three-month periods ended June 30, 1998.

                    Chronicle Communications, Inc.
                    Notes to Financial Statements
            For the nine months ended June 30, 1998 and 1997
                            (unaudited)

8.  Stock Options (continued)
Following is a summary of stock option activity for the period ended June 30, 1998:

                                          Number of         Weighted Average
                                           Shares            Exercise Price
                                          -----------------------------------

 Outstanding and exercisable at
  October 1, 1997                            5,000              $ 2.00
                                             ===========================
 Outstanding and exercisable at
  June 30, 1998                              5,000              $ 2.00
                                             ===========================



Following is a summary of the status of stock options outstanding and exercisable at June 30, 1998:

                                               Weighted          Weighted
                                            Average Remaining     Average
            	Exercise Price     Number      Contractual Life   Exercise Price
             -----------------------------------------------------------------
                 $2.00           5,000         4.25 Years          $2.00

The weighted average fair value of the options at their grant date during 1997 was $1.68. The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The following summarizes the weighted average of the assumptions used in the model:

 Risk-free interest rate        5.84%
 Expected years until exercise  3.25

On May 18, 1998, the Company granted to the President perpetual and self-renewing common stock purchase options. These options will enable such person to maintain ownership of 21.805% of the Company's total issued and outstanding shares of the common stock. The percentage is reduced by the number of shares sold by such person after December 1, 1997. The exercise price of the options is based on the average bid quotation on the day prior to exercise.
9.	Equity
On October 24, 1996, the Board of Directors approved the implementation of an Employee Stock Fund (the Fund). At June 30, 1998, 6,250 shares of the Company's common stock had been reserved for issuance to the Fund. [Remainder of page left blank.]

                       Chronicle Communications, Inc.
                       Notes to Financial Statements
               For the nine months ended June 30, 1998 and 1997
                              (unaudited)

9.  Equity (continued)
On October 24, 1996, the Board of Directors approved an increase in the number of common stock shares authorized from 100,000 to 12,000,000. In connection with this increase, the Board of Directors authorized a 60 for 1 stock split to stockholders of record on October 24, 1996. On March 11, 1997, the Board of Directors authorized a 2 for 1 stock split to stockholders of record on June 6, 1997. On June 6, 1997, the Board of Directors approved an additional increase in the number of common stock shares authorized from 12,000,000 to 35,000,000. On November 15, 1997, the Board of Directors approved a reverse split on outstanding common stock, without a change in par value or total number of authorized shares, in a ratio of one new share for each two outstanding shares. On July 1, 1998, the Board of Directors approved a reverse split on outstanding common stock without a change in the par value or total number of authorized shares, in a ratio of one new share for each four outstanding shares. All references in the accompanying financial statements to the number of shares have been restated to reflect these transactions.
On March 11, 1997, the Board of Directors authorized the Company to issue up to 7,500,000 shares of $.001 par value convertible voting preferred stock. The preferred stock has a liquidation preference over the common stock equal to par value and has the right to receive dividends in an amount of $.001 per share prior to the payment of any dividends on the common stock. Each share of convertible preferred stock is convertible into one share of the Company's common stock, subject to the fulfillment of certain conditions specified by the Board of Directors.
During the year ended September 30, 1997, the 7,500,000 shares of preferred stock were issued to the Company's president and his wife at par value. However, the preferred shares were surrendered to the Company on September 29, 1997. In connection with the tender and acceptance of the surrender, the Board of Directors approved cancellation of the series of preferred stock.
The Company entered into a financial consulting agreement in the quarter ended March 31, 1998. Under the agreement, the consulting firm was to provide investor relations and financial consulting services to the Company. The Company issued 75,000 shares under the agreement valued at $75,000 was recorded as a prepaid asset. As of March 31, 1998, the Company has expensed $16,200 as consulting expense which includes $12,000 in cash paid prior to March 31, 1998. During the quarter ended June 30, 1998, the Company terminated its relationship with the consulting firm. The consulting firm returned 55,000 of the Company's shares issued to it. The remaining balance in prepaid consulting of $15,800 was expensed for services provided up to the date of termination.

                      Chronicle Communications, Inc.
                      Notes to Financial Statements
               For the nine months ended June 30, 1998 and 1997
                             (unaudited)

10.  Earnings Per Share
The following data shows the amounts used in computing earnings per share:

                                 Three Months Ended       Nine Months Ended
                                       June 30,               June 30,
                                 1998          1997       1998         1997
                                ----------------------------------------------
 Net loss                    $(169,744)   $(160,426)   $(575,175)  $(375,633)
                             =================================================
 Weighted average
  number of common
  shares used in basic
  and diluted EPS            1,905,552    1,397,032    2,053,111   1,546,232
                             ======================    ======================

Options on 5,000 shares of common stock were not included in computing diluted net loss per share at June 30, 1998, as their effect would be anti-dilutive due to the losses incurred. No options were outstanding at June 30, 1997.
11.  Subsequent Events
During July 1998, the Company issued 451,600 shares of its common stock, 340,100 shares for services of investor relations consultants and 111,500 shares for cash in the aggregate amount of $49,500.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

		This MD&A contains some forward looking information. Except for historical data, the matters discussed in this Form 10-QSB contain forward-looking statements which involve risk and uncertainty.

Liquidity and capital resources.

	The Company's working capital position declined from September 30, 1997 to June 30, 1998, with an increase in negative working capital to $469,725 at June 30 from $137,418 at September 30. This condition is the result of a decline in total current assets to $102,336 from $227,025, significantly as a result a payment of advances to stockholders in the amount of $115,000 and an aggregate decline in prepaid and other current items of $10,381, coupled with an increase in total current liabilities, significantly as a result of increases in bank overdraft by $21,738, notes payable and current maturities of long term debt by $14,535, notes payable stockholders by $86,000, accounts payable by $32,998, accrued payroll liabilities by $77,347 and other accrued liabilities by $4,600. Both the Company's total current assets and total current liabilities, as well as operating expenses, have been adversely impacted by the costs associated with registration of the Company's common stock for sale by selling stockholders on Form SB-2 under the Securities Act of 1933, as amended, and the Company's efforts to encourage the development of an active public market for its common stock, principally audit fees and fees paid to investor relations consultants. The Company does not have any credit lines and is dependent upon sales of common stock in a continuing private placement for liquidity until such time as net loss can be eliminated through improvement in sales, of which there is no assurance. The Company's interest only note payable to a bank matured June 18, 1998 and will not be renewed. See, Part II, Item 3 and Note 5 to the Financial Statements. The Company's management is committed to increasing the number of products published by both initial starts and acquisitions in new markets. The program of expansion by addition of new starts and by consolidation by acquisition within its market territory envisioned by management will require additional equity funding, of which there is no assurance.
The nine-month periods ended June 30, 1998 and 1997.
	The results of operations for the nine months ended June 30, 1998 reflect revenues and expenses related to publication of the South Georgia Chronicle in Grady County, The Sunday South Georgia Chronicle-Grady County Edition from the beginning of the period to February 8, 1998, The Sunday South Georgia Chronicle-Crisp County Edition beginning October 5, 1997 and ending February 8, 1998 and the South Georgia Chronicle in Crisp County. Results of operation for the corresponding nine months ended June 30, 1997 reflects revenues and expenses related to the publication of the South Georgia Chronicle in Grady County, The Sunday South Georgia Chronicle-Grady County Edition beginning November 10, 1996 and the Crisp Area Penny Saver (now named, the South Georgia Chronicle-Crisp County Edition). Significant changes have occurred since February 8, 1998 when both editions of The Sunday South Georgia Chronicle ceased publication. Revenues have decreased
$75,571 for the nine months ended June 30, 1998 compared to 1997.   The
entire decrease can be attributed to the closure of both editions of The Sunday South Georgia Chronicle. Certain operating expenses decreased for the period for the same reason. Printing expense was decreased by $87,152, Sunday syndicated expense, included in cost of sales decreased by $19,897 and payroll attributed to cost of goods sold decreased 27.3% between February 1, 1998 to June 30, 1998. Net loss for the nine-month period ended June 30, 1998 increased to $575,175 compared to $375,633 in 1997. This loss is partially attributable to other expense items included in general and administrative expense, such as legal & professional services, stock transfer costs, depreciation expense, directors fees, president's compensation (booked but not paid) and consulting fees, and to interest expense rose to $25,728 for the nine-month period ended June 30, 1998 compared to $12,163 for the period in 1997. Net cash used by operating activities improved by $115,302 and, although the loss per share rose to $.30 for the nine months ended June 30, 1998 compared to $.27 for the same period in 1997. The Company continued to incur certain costs associated with the Sunday news products through the second quarter, despite discontinuance of those editions after February 8, 1998, and into the third quarter. Management believes the expenses attributed to existing properties will continue to demonstrate improvement while revenue growth for the fourth quarter are expected to improve the Company's operating results for the year ending September 30, 1998. It should be noted that future revenues which can be generated from the Company's two existing products are expected to be insufficient to absorb fully the expenses associated with ongoing compliance with the reporting requirements
Section 15(d) of the Securities Exchange Act of 1934, as amended, and related but necessary investor relations programs. Management believes that growth in the Company's product base through initial starts and acquisitions in new markets is essential to the Company's ability to enjoy net profits adequate to provide a return to its stockholders.

Three month periods ended June 31, 1998 and 1997.

	The results of operations for the three-month period ended June 30, 1998 reflects revenues and expenses related to publication of the South Georgia Chronicle in Grady County, and the Crisp Area Penny Saver (now named, the South Georgia Chronicle-Crisp County Edition). Results of operations for the three-month period ended June 30, 1997 reflects revenues and expenses related to publication of the South Georgia Chronicle in Grady County, the Crisp Area Penny Saver (now named the South Georgia Chronicle-Crisp County Edition) and The Sunday South Georgia Chronicle-Grady County Edition. Sales for the comparable period fell $49,939; but, the cost of sales improved to $170,043 in the three-month period ended June 30, 1998 from $273,837 in the comparable 1997 period. Significant reduction in expense items resulted in decrease to gross loss to $48,099 for the three-month period ended June 30, 1998 compared to $101,954 for the same period in 1997. Non-recurring expense items were taken in the three-month period ended June 30, 1998 compared to 1997. The one time charges included $32,000 in legal and professional expense due to additional services performed by outside auditors, one time consulting fees of $20,550 and Interest expense of $25,728, most of which was related to short term loans from stockholders which are expected to be repaid during the Company's fourth quarter, subject to additional funding. Management believes improvements to net income will continue into the fourth quarter of 1998, with seasonal peak revenue months beginning in August and lasting through fiscal year end and all expenses associated with the discontinued Sunday products having been incurred during the first three quarters. Net loss per share for the comparable periods improved to $.08 from $.10. The decrease in net loss per share is expected to continue into the peak revenue months, with the seasonal low revenue months of June, July and early August having passed. Management believes the Company can improve its operating results by more aggressive sales and special promotion programs in its existing markets.

Growth plan

	As noted above, Management is committed to an expansion program, subject to available funding. Management believes the Company must expand its products into new markets, with initial starts and consolidation within its industry by acquisition of existing shopper and news specialty products, as well as small weekly and daily newspapers. A recent edition of the Bithlo-Cribb report recommends that daily newspaper companies broaden their base with the addition of weekly publications, suggesting that weekly newspapers are a bargain at seven to nine times cash flow compared to the limited number of daily newspapers available for acquisition which command ten to sixteen times cash flow. The report states: "the geographic hub and spoke or cluster approach has consistently proven a winner." The report goes on to reflect that large media groups are beginning to recognize the shopper publication industry as solid and profitable, with founders of older shopper publications bringing in younger management or selling out. Management believes the Company is positioned to benefit from these trends. Beginning at the Company's founding, management has developed the Company"s infrastructure for the hub and spoke structure, with a view to expansion and acquisitions. Subject to available funding, management intends to pursue an aggressive expansion and acquisition program. There is no assurance any or adequate funding will be available and, if available, that the terms will be acceptable to the Company.

PART II--OTHER INFORMATION

Item 2. Changes in Securities.

During the three-month period ended June 30, 1998, the Company continued its private placement of its common stock in reliance upon Section 3(b) of the Securities Act of 1933 and Rule 505 promulgated thereunder

(a)  Dates of offering-June 1, 1997 to present
      Securities sold-Common Stock
      Amount sold- 178,620 shares, as adjusted for stock split
(b) Sold to nine investors who had a personal relationship with the founder or with a directors or with a consultant to the Registrant or with an existing stockholder of the Registrant and to three consultants for services.
(c)  $95,500 sold for cash and $46,250 sold for consulting services.

Item 3. Defaults Upon Senior Securities.

The Company's interest only note payable to the First National Bank of Grady County with a current outstanding principal balance of $54,887 matured in full on June 18, 1998 and is unpaid. The bank has declined to renew the note. The Company is current in its interest payment which the bank is accepting, while the Company seeks an alternate lender or equity financing to pay the principal balance due. See, Note 5 to the Financial Statements presented elsewhere herein.

The Company has received a written demand for repayment of a stockholder loan in the principal amount of $10,000. The loan has no fixed maturity or other terms, is not represented by a promissory note and has interest paid in full by issuance of common stock. See, Note 5 to the Financial Statements presented elsewhere herein.

Item 6. Exhibits and Reports on Form 8-K

(27) Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chronicle Communications, Inc.
(Registrant)

Date:  August 14, 1998

/s/  John V. Whitman, Jr.
John V. Whitman, Jr., President and Chief Operating Officer

Date:  August 14, 1998

/s/  Ronald L. Mallett
Ronald L. Mallett, Chief Financial and Accounting Officer