Form 10KSB
period 1998-09-30
CHRONICLE COMMUNICATIONS INC
filed 1999-09-30
CIK 1044760

U.S. Securities and Exchange Commission
                         Washington, D.C. 20549
                              Form 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended September 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the transition period from ........... to ...........
                   Commission file number 333-34283

                      CHRONICLE COMMUNICATIONS, INC.
             (Name of small business issuer in its charter)

                                GEORGIA
     (State or other jurisdiction of incorporation or organization)

                              58-2235301
                (I.R.S. Employer Identification No.)

                2601 Second Avenue, Tampa, Florida 33605
           (Address of principal executive offices) (Zip Code)

                            (813) 248-0100
                        Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:  NONE

Name of each exchange on which registered:  NOT APPLICABLE

Securities registered under Section 12(g) of the Exchange Act:

Title of class:  NONE
Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes
 ... No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-KSB or any amendment to this Form 10-KSB.    [ ]

State issuer's revenues for its most recent fiscal year. $1,748,026

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,189,204 shares at August 30, 1999

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and
(3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

NONE

Transitional Small Business Disclosure Format (check one):   Yes  No X

	This annual report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including information included under Parts I and II of this annual report, which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this annual report are identified by words such as "believes", "anticipates", "expects", "intends", "may", "will" and other similar expressions regarding the Company's intent, belief and current expectations. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances and statements made in the future tense are forward-looking statements. Readers are cautioned that actual results may differ materially from those projected in the forward looking statements as a result of various factors, many of which are beyond the control of the Company. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this annual with the SEC. Readers are urged to carefully review and consider the various disclosures made by the Company in this annual report.

PART I

Item 1. Description of Business.

OVERVIEW OF BUSINESS DEVELOPMENT SINCE INCEPTION-

	Chronicle Communications, Inc., (the "Company") was incorporated in Georgia on April 5, 1996, under the name of JMAR Communications, Inc., and changed its name to Chronicle Communications, Inc., effective July
30, 1997. The Company's founder is John V. Whitman, Jr., the Company's chairman. The Company was organized for the purpose of establishing and operating a shopper style tabloid newspaper in the Crisp County, Georgia market area which included several contiguous counties. The Company later expanded operations to include a second shopper style tabloid newspaper, including community news features, serving the Grady County, Georgia market area which included several contiguous counties. Subsequently, the Company added a two-edition broadsheet (full sized) Sunday newspapers serving those markets, with a full membership in the Associated Press. In February 1998, the Company terminated publication of the Sunday newspapers. The Company entered the commercial printing business with the acquisition on September 30, 1998 of Bright Now, Inc., doing business as United Printing and Publishing in Tampa, Florida, a company which had been in business since 1992. In the same transaction, the Company acquired Southern Paper and Converters, Inc. which principally recycles newsprint paper which had been in business since
1994. In February 1999, the Company terminated publication of all shopper style tabloid newspapers and became a holding company with its operations located entirely in its subsidiary companies. All references herein to the Company's business includes the business of its subsidiary companies. Also in February 1999, the Company relocated its headquarters to the United Printing and Publishing facility in Tampa. In January
1999, the Company acquired Bartow Communications, Inc., a publisher of new-home real estate guides in the metropolitan District of Columbia area, including Maryland and Virginia. Also in January 1999, the Company acquired RKN Enterprises, Inc., which acts as a contract publisher for organizations and associations which publish home builder association trade publications in South Florida. In July 1999, the Company acquired seventy percent of Gotcashback.com, Inc., which is a development stage company embarking on providing services to home buyers and sellers on the Internet which will initially serve the metropolitan District of Columbia area, including Maryland and Virginia. In August 1999, the Company acquired Americomp Computers, Inc., which is a business selling personal computers and related services, networking, web site development and web hosting and which has operated profitably since 1994. In August 1999, the Company initiated the first of its five planned advertising coupon books planned for distribution in strategic markets in Central Florida. The Company has announced an aggressive acquisition program focusing on print media, televisions stations, radio stations, digital communications companies, e-commerce and e-service businesses.

COMMERCIAL PRINTING-

The Company's commercial printing business in Tampa, Florida operates one eight color cold set web press and one seven color cold set web press, both manufactured by Harris Heidelberg, and has a complete pre-press facility, including disk to film capability. The Company prints primarily specialty newspapers, advertiser products and house organs for others. The Company's customers are located principally in the Tampa Bay Area and Central Florida, but the Company also has customers in South Florida. Commercial printing accounts for approximately seventy-four percent of the Company's revenues. The Company's commercial printing business is seasonal, with a decline of approximately thirty-five percent in revenues in the summer months from the peak revenues during the winter months. The Company's revenues are generated over a broad base of customers with no one single customer comprising over ten percent of annual print revenues. The Company does not maintain contracts with any of its customers for commercial printing. Commercial printing is highly competitive in the Tampa Bay and Central Florida markets. Competition is significantly based upon price, but quality of printing and timeliness of delivery are also factors. There are approximately four other commercial printers who have capacity to print color cold set work with whom the Company competes. The Company's major competitor is Web Offset which operates two printing plants, one in Tampa and one in Clearwater. Web Offset has over nine cold set presses and currently dominates the commercial offset web business in West Central Florida. The Company believes that a number of these competitors have been in business longer and have greater financial resources than the Company. Commercial printing opportunities can be significantly influenced by advertising, equipment upgrades, additional capital equipment purchases and a qualified sales force. The Company has been hampered by insufficient funds to maintain the quality and efficiency of its equipment, an aggressive advertising program or a qualified sales force. Even with the Company's limited capital resources, it maintains a larger percentage of the available customer base which can be printed on the type of equipment the Company operates. The Company's raw materials, principally newsprint and ink, are available from numerous suppliers. The printing industry infrequently experiences shortages in paper supplies. The Company employs thirty-five personnel in its commercial printing operations, including executive personnel.

	The Company maintains a small business recycling damaged roles and butt end or dink roles of newsprint. The Company purchases these roles from other printers, primarily major daily newspapers in Florida and South Georgia. The salvageable newsprint is cut into sheets and sold for a variety of purposes, primarily for packing. The unsalvageable waste is sold to paper mills for reprocessing. This operation comprises an insignificant part of the Company's operations.

PUBLICATIONS AND PUBLISHING ACTIVITIES-

	The Company publishes The Register, a bimonthly guide to new homes in the Washington, D.C. metropolitan area, including Maryland and Virginia. The Register principally serves real estate brokers and their agents. The Company is the only supplier of new homes information to the six state Metropolitan Regional Information System, the regional multi-list system, which covers Washington, D.C., Maryland, and Virginia. The Company is the only supplier of comprehensive new homes information to the real estate brokerage industry in its market area. The Company prints The Register at its plant in Tampa. To the Company's knowledge, there are no direct competitors with The Register.

	In August 1999, the Company began publication of the first of five coupon books planned to serve major markets within the Central Florida area. The coupon book is a 5.5 by 8 inch format,with the first issue being twenty-four pages and fifty thousand copies. The books are distributed free of charge at high traffic retail location. The Company is now utilizing existing staff to sell the coupon advertising and is printing the books on butt end rolls left over from jobs for its commercial print customers. These practices are expected to result in above normal gross margins. The introduction of the books in additional markets may require addition of sales personnel, which can also sell the Company's other printing services. The Company competes for advertising sales in its coupon books with many products including Val-Pak Direct Marketing Systems and all other shopper oriented print advertising to consumers.

	The Company is the contract publisher of several home builder association trade newspapers in the South Florida market. Although it does not own the publications, under its contract with the owner, the Company sells the advertising, assembles the product, and prints the product. The publication owner pays printing and distribution cost, while the Company retains all advertising sales revenues. The Company is currently producing two such publications and has three additional publications under contract. The Company believes there are a few independent and self employed persons performing contract publishing services which could compete with the Company.

	The Company's own publishing and contract publishing activities account for approximately twenty-six percent of its revenues. None of these publishing activities and customers account for more than ten percent of the Company's revenues. All of the Company's continuing publishing operations were acquired or initiated subsequent to the fiscal year covered by this annual report.

INTERNET SERVICES-

	The Company acquired seventy percent of a development stage Internet business operating under Gotcashback.com, Inc. The Company plans to generate revenues from home buyers and sellers who register with the Company to use its referral services real estate brokers, title insurance, moving assistance, furniture, and mortgage services. At the closing of their real estate transaction, the buyer or seller using Gotcashback.com will receive a rebate on total fees and costs. Gotcashback.com, Inc., through its own subsidiaries engaged in providing these services, earns revenues based upon its participation in the various elements of real estate transactions. The Company expects to begin generating revenues in November 1999 and is beta testing it's concept in the greater Washington, DC, Virginia and Maryland markets. Gotcashback.com can be accessed at www.gotcashback.com on the Internet. The Company's Internet services were initiated subsequent to the fiscal year covered by this annual report. The Company is not aware of anyone offering services similar to gotcashback.com.

COMPUTER AND SOFTWARE SERVICES-

The Company is a seller of custom-built personal computers, network solutions, Web site design and hosting services in the Greater Houston, Texas market area. The Company operates an e-commerce site through which it offers 36,000 computers, computer components and accessories. The business was founded 1994 and has enjoyed profitable operations since inception. The Company supplies custom built PC's to several Houston area community colleges and has contracts with the Houston Area School System, as well as an active individual customer base. The Company maintains one retail store at which it generates revenues from walk in traffic. The Company's Web site can be accessed at www.acionline.net. The Company's sales and services operations were acquired subsequent to the fiscal year covered by this annual report. The Company expects the acquisition to be treated as a pooling under generally accepted accounting principles first reflected in its financial statements for fiscal 1999 and earlier years. The Company competes with Dell, Gateway, CompUSA and hundreds of other local, regional and national vendors of personal computers, components and software.

Item 2.  Description of Property.

 The Company owns a 25,000 square foot office/warehouse in Cairo, Georgia which was formerly used for executive, sales and production offices.
This property is presently not used by the Company and is offered for sale.

 The Company's executive offices and printing facilities are located in a 40,000 square foot office/warehouse/industrial facility which the Company owns in the historic Ybor City district of Tampa. This facility is adequate for the Company's headquarters, commercial printing and publishing needs.

The Company generally runs one shift five days a week, but when necessary can increase to two or three shifts and extend printing schedules up to seven days a week. The The Company has excess capacity on its existing press equipment. The facility is in need of significant maintenance and capital improvements. The property, as well as the printing presses and certain other equipment, is subject to a foreclosure judgment in favor of the Company's mortgage lender. The Lender is forbearing on sale of the property to allow the Company to obtain refinancing, which the Company is actively seeking. There is no assurance of how long the Company's lender will continue forbearing. See, "Legal Proceedings".

 The Company has made a major commitment to state-of-the-art computer hardware and publishing software. The Company owns a sixteen work station computer network and a central file server expandable to fifty user work stations with a 10-T based ether talk INA system. Installed technology allows full pagination of all products with simplified transport by "zip disk" to the printer. Color proofing and scanning equipment has been installed which eliminates most darkroom procedures. The Company has installed a computer hard drive array which has the capacity for storing of years' worth of customer advertising materials for future use.

 The Company's operations in suburban Washington, D.C. and in Houston, Texas are located in leased general office space which is suitable for The Company's needs.


Item 3. Legal Proceedings

	One of the Company's subsidiaries is a defendant in a suit alleging racial discrimination in which the plaintiff seeks unspecified damages.
The suit, Holloway vs. Bright Now, Inc., Case No. 98-1246 in the U.S. District Court for the Middle District of Florida, Tampa Division, alleges discrimination before the Company acquired its subsidiary and seeks unspecified damages. The Company believes the allegations have no merit and is vigorously defending the action.

	One of the Company's subsidiaries is a defendant in a foreclosure action against the Company's printing plant and equipment based upon a first mortgage and security interest. Judgment has been entered against the subsidiary in NationsBank, N.A. vs. Bright Now, Inc., et al., Case No. 98-7658 in the Hillsborough County, Florida Circuit Court. The plaintiff has not proceeded with the foreclosure sale based upon the Company's efforts to obtain refinancing. There is no assurance how long the plaintiff will be willing to delay the foreclosure sale. A loss of the Company's plant and equipment would have a materially adverse effect on the Company's operations and financial condition.

	One of the Company's subsidiaries is a defendant in a foreclosure action against the Company's printing plant based upon a second mortgage. The case is Second 26 Corp. vs. Bright Now, Inc., Case No. 189-0880 in the Hillsborough County, Florida Circuit Court.

	The Company's subsidiaries are defendants in the following litigation with vendors:

	Prestige Paper, Inc. and Midsouth Pulp and Paper, Inc. vs. Bright Now, Inc., Case No. 98-3417 in the Hillsborough County, Florida Circuit Court seeks recovery of $230,000. The Company has issued common stock in payment of this claim and has stipulated to entry of judgment.

	Kimberly-Clark Corp. vs. Bight Now, Inc., Case No. 98-4905 in the Hillsborough County, Florida Circuit Court seeks recovery of approximately $130,000.

	AT&T Capital Leasing Services, Inc. vs. Bright Now, Inc., Case No. 98-7681 in the Hillsborough County, Florida Circuit Court seeks recovery of approximately $35,248.

	Ryder Transportation Services vs. Southern Paper and Converters, Inc., Case No. 97-19164 in the Hillsborough County, Florida Circuit Court sought recovery of approximately $10,000. Judgment has been entered in favor of the plaintiff.

	Unisource Worldwide, Inc. vs. Bright Now, Inc., Case No. 99-3686 in the Hillsborough County, Florida Circuit Court seeks recovery of approximately $14,000.

	Anderson & Orcott vs. Bright Now, Inc., Case No. 98-3807 in the Hillsborough County, Florida Circuit Court seeks recovery of approximately $10,000.

	The Company is a defendant in the following litigation with vendors:

	Tech Squared vs. Chronicle Communications, Inc., Case No. 98-SV-029 in the Grady County, Georgia Superior Court seeks recovery of approximately $24,000.

	The Tallahassee Democrat, Inc. vs. Chronicle Communications, Inc., Case No. 98-V-411 in the Grady County, Georgia Superior Court sought recovery of approximately $30,000. Judgment has been entered in favor of the plaintiff.

	The Company has been named as the defendant in Patken Leasing Company, Inc. vs. Chronicle Communications, Inc., Case No. 99014163 in the Dade County, Florida Circuit Court seeks recovery of approximately $108,000 for sums advance to Bright Now, Inc. The Company plans to move to dismiss in that the corporate veil cannot be pierced. Bright Now, Inc., the Company's subsidiary, will likely be named as a defendant by the plaintiff in a subsequent suit, in the event the Company is successful in obtaining a dismissal or summary judgment in this suit.

	The Company's subsidiaries are also involved as defendants in additional litigation with vendors, none of which exceeds a claim of approximately $10,000. The Company's subsidiary was a defendant in several additional suits which were resolved prior to September 30, 1998 and are reflected in the financial statements elsewhere herein.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's common stock is quoted under the trading symbol of CRNC on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. The Company's common stock was first quoted in the over-the-counter market on or about August 19, 1998. The high and low bid quotations for the only calendar quarter the Company's common stock was quoted in the over-the-counter market prior to the date of the Financial Statements included herein were $.34 and $.18, respectively. These over-the-counter bid quotations do not reflect retail markup, markdown and or commission and may not necessarily represent actual transactions.

The Company had approximately 217 holders of its common stock at September 30, 1998. At September 15, 1999, the Company had approximately
644 holders of its common stock. The Company's transfer agent is Atlas Stock Transfer of Salt Lake City, Utah.

The Company has not paid dividends on its common stock since inception and does not anticipate paying dividends in the near future. The Company has not earned net profits from which to pay dividends.

During the fiscal year ended September 30, 1998, the Company sold 979,077 shares of its common stock with aggregate proceeds in cash and services of approximately $594,917. The common stock was issued in reliance upon Rule 505 under the Securities Act of 1933, as amended, as part of an offering which began in June 1997. The cash proceeds from the sale of the common stock were used for general working capital purposes. The common stock was sold directly by the Company without an underwriter.
The common stock was sold to a total of seventy-eight persons, including existing stockholders, accredited investors and a limited number of non-accredited investors. On September 30, 1998, the Company issued 640,000 shares of its common stock to three individuals in payment of consideration for all of the issued and outstanding equity securities of Bright Now, Inc. and Southern Paper and Converters, Inc. and the industrial real property on which the operations of the two acquired companies were located in Tampa, Florida. These shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended, from the registration requirements of said act.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The Company's fiscal year covered by this annual report began on October
1, 1997 and ended on September 30, 1998. The Company successfully completed an acquisition of Bright Now, Inc. and Southern Paper and Converters Inc. on September 30, 1998. This acquisition of the two related companies was treated as a "pooling" under generally accepted accounting principles. As a result of the pooling, the operations of the parent company only and the acquired subsidiaries have been consolidated for the fiscal years ended September 30, 1997 and 1998. The Company's previously reported financial statements for the fiscal year ended
September 30, 1997 has been restated to reflect the pooling. At September 30, 1997 and 1998, the Company, on both a parent only and consolidated basis, and its subsidiaries, considered individually, were technically insolvent.

The Company operates a commercial web-offset printing business and a newsprint paper recycling business located in Tampa, Florida and during the reported periods was the publisher of two free weekly shopper-style tabloid newspapers and two full size Sunday Newspapers. The Company's revenues were generated through sales of commercial printing services, sales of display advertising in its own publications, sales of classified advertising and sales of recycled newsprint to the packaging and shipping.

The Company's operating activity for the year ended September 30, 1998 reflect forty-four weeks of The South Georgia Chronicle - Crisp County Edition, fifty-two weeks of The South Georgia Chronicle - Grady County Edition, nineteen weeks of The Sunday South Georgia Chronicle - Crisp County Edition and nineteen weeks of The Sunday South Georgia Chronicle - Grady County Edition. The Company operated its commercial printing plant and its paper recycling business for the entire 1998 fiscal year. The Company's operating activity for the year ended September 30, 1997 reflects one full year of operations with the South Georgia Chronicle and The Crisp Area Penny Saver, shopper style tabloid newspapers, and a full year of operations from it's commercial printing plant and it's paper recycling business.

The Company incurred operating losses of $1,813,577 and $1,516,503 for the years ended September 30, 1998 and 1997, respectively. At September 30, 1998 current liabilities exceeded current assets by $2,824,648 and the Company was in default on substantially all its debts -- See note 5 to the financial statements appearing elsewhere herein. Additionally, major vendors had placed the Company on a COD basis for purchases.

The decline in revenues for the 1998, fiscal year compared to the 1997, fiscal year and the losses for the fiscal year ended September 30, 1998, were directly related to closure of the Company's Sunday edition newspapers and one of the shopper publications in South Georgia. Additionally, the acquired companies were technically insolvent at September 30, 1998; and, had suffered huge revenue losses as a result of no operating capital, vendors dropping credit terms and requiring payment on delivery, and further deterioration of printing equipment resulting in loss of customer base.

Significant revenues, as well as the losses for the fiscal year ended September 30, 1997 were associated with the Company's entry into the Sunday newspaper market with publication of the Sunday South Georgia Chronicle, both Crisp and Grady County Editions, subcontracting printing services for each of the Company's publications, editorial overhead, including costs related to Associated Press membership, a general downturn in the economy in South Georgia leading to a drop in display advertising revenue, lack of cash to purchase bulk newsprint from mill direct sources and substandard equipment at the printing plant which restricted many customers from printing with the Company, and finally the high costs associated in building a public market for the Company's common stock. The Company's management believes if it had been better capitalized during the period it could have offset the losses by opening more markets to its shopper products which would have spread fixed costs over a broader revenue base. Additionally, the Company's management believes that, if the Company had been properly capitalized, the Company would have made capital equipment purchases and repairs that would have improved efficiency and drastically increased its commercial printing revenues.

Since September 30, 1998, The Company has been reducing debt, primarily through the issue of common stock to its creditors, slowly making necessary equipment repairs and attempting to mend relationships with its vendors. The closure of the Company's products in South Georgia and the elimination costs associated with production in rural markets which were served by the Company have a positive impact on the Company's operating performance in subsequent periods. The Company's acquisitions of additional companies in January and August 1999 and have negatively impacted the Company's operating performance. These 1999 acquisitions are expected to triple revenues and allow the Company to spread the costs associated with building a market for its common stock over a larger revenue base.

Limited liquidity and financial resources:

During the 1998 and 1997 fiscal years, the Company funded much of its working capital needs through the sale of its common stock. Approximately $1,570,000 in capital was raised in connection with these stock sales. The Company continued ability to operate is dependent on its ability to either refinance its existing debt or raise additional capital.

The Company's working capital position declined to a negative $2,824,648 at September 30, 1998 from a negative $968,196 at September 30,1997.
This condition is the result of a decline in total current assets to $222,809 from $552,789, coupled with an increase in total current liabilities by $1,526,472, partially as a result of defaults on long-term liabilities. The Company significantly decreased bank overdrafts between fiscal year ends by $23,599. The Company experienced an increase from period to period in notes payable and current maturities of long-term debt by $971,914, accounts payable by $232,487, accrued payroll liabilities by $119,986 and other accrued liabilities by $225,684. Both the Company's total current assets and total current liabilities, as well as operating expenses, have been adversely impacted by the costs associated with the partial discontinuance of several of the Company's South Georgia publications, it's 1998 acquisitions, which had considerable debt and costs associated with building a market for it's common stock.

The Company had limited liquidity as a result of negative cash flows during the reported periods and its liquidity was limited to the sale of common stock, proceeds of a bank loan, collections of accounts receivable and generation of additional accounts receivable, primarily from sales of commercial display advertising in its products and revenues generated from the commercial web printing business. The Company anticipated several periods of capital formation and operating losses which management believes are normal for a new and expanding business. The Company's management believes the Company can improve its gross margins by expanding operations and increasing revenues, thereby spreading fixed costs over a broader revenue base.

Management cannot predict how long it will be able to continue to operate with negative working capital, a technically insolvent condition and with its major properties subject to a judgment of foreclosure. Subsequent to September 30, 1998, the Company has reduced total indebtedness and obtained services by issuance of its common stock to certain creditors and is significantly dependent upon forbearance of collection and foreclosure sale by its remaining trade creditors and its major judgment creditor, respectively. The Company requires and is aggressively seeking primarily debt financing in order to satisfy the delinquencies in its trade credits, satisfy its judgment creditors and reestablish commercially reasonable trade credit arrangements with suppliers. Upon restoration of the Company's compliance with the reporting requirements of Section 15 (d) of the Securities Exchange Act of 1934, as amended, in which this annual report on Form 10-KSB is a major component, the Company intends to aggressively seek equity financing for the purpose of restoring solvency. Furthermore, the Company intends to continue its program of acquiring businesses, primarily through the issuance of common stock, which are solvent, profitable and have a positive cash flow. There is no assurance the Company will be able to obtain debt or equity financing, or if such financing is available, that it will be on terms acceptable to the Company. There is no assurance the Company will be able to make additional acquisitions which satisfy the Company's requirements. See Note 11 to the Financial Statements included elsewhere herein.

Year 2000 considerations:

Many companies will face potentially serious issues associated with the inability of existing data processing hardware and software to appropriately recognize calendar dates beginning in the year 2000. The Company believes it has identified its software applications and hardware devices which could be impacted by the Year 2000 issue. All of the Company's computer systems are personal computer based. The Company's general ledger system has been upgraded and is Year 2000 compliant. The Company's management believes all of its desktop publishing software is Year 2000 compliant. A Year 2000 compliant version of the Company's primary database application for sales order management and billing has been installed and successfully tested; with implementation expected to occur by October 1, 1999. The Company has scheduled other system upgrades that are either on hand or readily available and it expects all of its information technology (IT) systems, including its internal telephone system, to be Year 2000 compliant on or before October 1, 1999. When completed, the Company estimates that its total costs in obtaining Year 2000 compliance will have been less than $25,000.

Generally, the goods and services the Company purchases from its vendors and suppliers are not considered to be directly vulnerable to Year 2000 issues; additionally, these goods and services are not unique and are available from numerous alternative sources. Reliable telephone service is critical, particularly to the Company's sales of advertising.
Disruption of telephone service could have a material adverse effect on the Company's results of operations and, depending on the duration of interruption, its financial condition. The Company has not yet contacted its large vendors in an effort to assess their compliance with Year 2000 readiness issues; it intends to make these contacts and assessments in late-1999, but well in time to switch to alternative suppliers if necessary. The Company does not believe it is practicable to contact many of its advertising clients with regard to assessing their Year 2000 compliance. No single client represents as much as one percent of the Company's overall revenues; therefore, the Company believes that it would not be materially adversely affected by the impact of Year 2000 upon any individual client.

Item 7. Financial Statements.
August 6, 1999
INDEPENDENT AUDITORS' REPORT
To the Board of Directors and Stockholders of Chronicle Communications, Inc.
We have audited the accompanying consolidated balance sheets of Chronicle Communications, Inc., (a Georgia Corporation) and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

The financial statements as of September 30, 1997, and for the year then ended have been restated to reflect the pooling of interests with Bright Now, Inc. as described in Note 3 to the consolidated financial statements. We did not audit the individual financial statements of Chronicle Communications, Inc., which statements reflect total assets of $797,020 as of September 30, 1997 and total revenues of $645,051 for the year then ended. Those statements were audited by other auditors whose report, dated February 20, 1998, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern. Our opinion, insofar as it relates to the amounts included for the individual financial statements of Chronicle Communications, Inc. as of September 30, 1997, and for the year ended, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chronicle Communications, Inc. and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company's significant operating losses, negative cash flows and debt position raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/  BELLA, HERMIDA, GILLMAN, HANCOCK & MUELLER

Certified Public Accountants
Plant City, Florida

           CHRONICLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 1998 AND 1997


                               ASSETS
                                                   1998          1997
                                                 --------      --------
CURRENT ASSETS:
 Cash	                                         $  14,457     $   1,455
 Accounts Receivable                             123,055       312,806
 Inventory                                        85,297       101,384
 Other Current Assets                                           22,144
 Advances to Stockholders, Current Portion                     115,000
                                                 --------      --------
   Total Current Assets                          222,809       552,789

PROPERTY AND EQUIPMENT,
Net of Accumulated Depreciation of
$504,453 (1998) and $338,344 (1997)            1,496,990     1,662,512

ADVANCES TO STOCKHOLDERS                         160,021       200,075
OTHER ASSETS                                       6,417        12,764
                                               ----------    ---------
TOTAL ASSETS                                  $1,886,237    $2,428,140
                                               ==========    =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Bank Overdraft                               $    5,014    $   28,613
 Short-Term Notes                         	 304,270       181,897
 Current Maturities of Long-Term Debt          1,030,331       180,790
 Accounts Payable                              1,084,637       852,150
 Accrued Payroll Liabilities                     324,967       204,981
 Other Accrued Liabilities                       298,238        72,554
                                              -----------   ----------
     Total Current Liabilities                 3,047,457     1,520,985

LONG-TERM LIABILITIES                                          849,715
                                              -----------   ----------
     Total Liabilities                         3,047,457     2,370,700

STOCKHOLDERS' EQUITY:
 Common Stock, No Par Value, 35,000,000
  Shares Authorized, 3,367,785 and 2,388,708
  Shares Issued and Outstanding at
  September 30, 1998 and 1997, respectively    2,515,366     1,920,449
 Accumulated Deficit                          (3,676,586)   (1,863,009)

     Total Stockholders' Equity               (1,161,220)      57,440

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                          $1,886,237    $2,428,140
                                             ===========    ===========

The Accompanying Notes are an Integral Part of These Consolidated
Financial Statements


              CHRONICLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997



                                                   1998          1997
                                                   ----          ----
SALES                                          $1,748,026     $2,421,931
COST OF SALES                                   1,691,021      2,198,196
                                                ---------      ---------
GROSS PROFIT                                       57,005        223,735
OPERATING EXPENSES:
 General and Administrative                     1,567,748      1,559,489
 Interest                                         302,834        180,749
                                                ---------      ---------
    Total Operating Expenses                    1,870,582      1,740,238

LOSS FROM OPERATIONS                           (1,813,577)    (1,516,503)
NET GAIN ON SALE OF ASSETS                                        88,992
                                                ---------      ---------
NET LOSS                                      $(1,813,577)   $(1,427,511)
                                                =========      =========

NET LOSS PER COMMON SHARE, BASIC              $(     0.70)   $(     0.68)

WEIGHTED-AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                      2,589,632       2,113,131


The Accompanying Notes are an Integral Part of These Consolidated
Financial Statements


           CHRONICLE COMMUNICATIONS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997


                         Common Stock        Preferred Stock     Accumulated
                      Shares     Amount     Shares    Amount       Deficit

Balance, September
 30, 1996, as
 Previously
 Reported           1,149,750   $158,721               $         $(115,338)

Adjustment for
 Pooling of
 Interests            640,000    628,625                          (320,160)
                    ---------  ---------   --------  --------    -----------


Balance, October,
1996 (as Restated)  1,789,750    787,346      -          -        (435,498)

Common Stock Issued:
 For Cash, Net of
  Offering Costs
  of $181,900          570,083    977,759
 For Consulting
  Services               2,500      2,500
 For Payment of
  Directors' Fees        8,750     17,500
 For Employee Bonus     17,625     35,944

Preferred Stock Issued for Services         7,500,000   7,500
Surrender and Cancellation of
Preferred Stock Issued                     (7,500,000) (7,500)
Contribution of Services           99,400

Net Loss for the Year                                             (1,427,511)
                       --------   --------  ----------  --------  -----------

Balance, September
 30, 1997             2,388,708  1,920,449      -           -     (1,863,009)
Common Stock Issued:
 For Cash, Net of
  Offering Costs
  of $77,451            360,241    283,620
 For Commissions
  Payable                 7,720     22,398
 For Interest
  on Loans               10,760     16,299
 For Employee
  Bonuses                 3,000      6,600
 For Consulting
  Services              577,500    255,000
 For Debt Repayment      19,856     11,000

Net Loss for the Year                                             (1,813,577)
                        -------   --------   ---------- -------   -----------

Balance,
 September 30, 1998   3,367,785  $2,515,366      -       $ -     $(3,676,586)
                      =========  ==========  ========== =======  ============



The Accompanying Notes are an Integral Part of These Consolidated
Financial Statements


            CHRONICLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997


                                                  1998               1997
                                                  ----               ----

OPERATING ACTIVITIES:
 Net Loss                                    $(1,813,577)        $(1,427,511)
 Adjustments to Reconcile Net Loss to
  Net Cash Used in Operating Activities:
   Depreciation and Amortization                 172,456             161,039
   Gain on the Sale of Assets                                     (   88,992)
   Expenses Paid with Stock                      300,297              38,444
   Contributed Services                                               99,400
   Increase or Decrease in:
    Accounts Receivable                          189,751              24,122
    Inventory                                     16,087               2,411
    Other Assets                                  22,144              70,101
    Accounts Payable                             232,487             396,612
    Accrued Liabilities                          345,670             212,129
                                               ----------        ------------
     Net Cash Used in Operating Activities      (534,685)           (512,245)
                                               ----------        ------------

INVESTING ACTIVITIES:
 Proceeds from Sale of Assets                                        119,620
 Purchase of Property and Equipment            (     586)          ( 556,261)
                                               ----------        ------------
     Net Cash Used in Investing Activities     (     586)          ( 436,641)
                                               ----------        ------------

FINANCING ACTIVITIES:
 Bank Overdraft                                (  23,599)          (  26,247)
 Proceeds from Issuance of Debt                  174,004             849,257
 Principal Payments of Debt                    (  40,805)          ( 652,825)
 Advances to Stockholders                        155,053           ( 215,952)
 Proceeds from Issuance of Stock                 283,620             977,759
                                               ----------        ------------
     Net Cash Provided by Financing Activities   548,273             931,992
                                               ----------        ------------

NET INCREASE (DECREASE) IN CASH                   13,002           (  16,894)
CASH AT BEGINNING OF YEAR                          1,455              18,349
                                               ----------        ------------
CASH AT END OF YEAR                           $   14,457         $     1,455
                                               ==========        ============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
    Cash Paid during the Year for Interest    $   29,172         $   150,517


SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
 Stock Issued for Payment of Directors' Fees     $  0               $17,500
 Equipment Purchased with Notes                  $  0               $86,799
 Stock Issued for Debt Repayment                 $11,000            $  0


The Accompanying Notes are an Integral Part of These Consolidated
Financial Statements


               CHRONICLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1998 AND 1997

NOTE 1:ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
On September 30, 1998, the Company acquired Bright Now, Inc. and subsidiaries in a business combination accounted for as a pooling of interests. The accompanying financial statements for 1998 are based on the assumption that the companies were combined for a full year, and the financial statements of the prior year have been restated to give effect to the combination. The Company published various newspaper and shopper editions in Georgia during the period covered by the financial statements and operates a commercial printing plant in Tampa, Florida. Subsequent to year end, the Company relocated all its publishing operations to Tampa and ceased publication of its Georgia editions.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification of Financial Statement Presentation
Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 financial statement presentation. Such reclassifications had no effect on net income as previously reported.

Cash Equivalents
For purposes of financial statement presentation, the Company considers all highly liquid instruments with maturity of three months or less to be cash equivalents. The Company holds no such instruments at September 30, 1998 and 1997.

Accounts Receivable
The Company considers all accounts receivable to be collectible;
therefore, no allowance for uncollectible accounts has been recorded.

Inventory
Inventories are recorded at the lower of cost (first-in, first-out) or market. Inventories consist principally of paper and other printing supplies.

Property and Equipment
Property and equipment is stated at cost and depreciated using the straight-line method over estimated useful lives ranging from 5 to 40 years. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

Deferred Financing Costs
Cost connected with obtaining and executing debt agreements are capitalized and amortized on the straight-line basis over the term of the related debt. Amortization expense charged to operations for the years ended September 30, 1998 and 1997 amounted to $6,347 and $19,476, respectively.


              CHRONICLE COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1998 AND 1997

NOTE 1:ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Deferred Tax Assets and Liabilities
Deferred income taxes are the result of the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is provided against deferred income tax assets in circumstances where management believes recoverability of a portion of the asset is not reasonably assured.

Earnings (Loss) per Share
Basic net earnings (loss) per common share is computed by dividing the net earnings (loss) by the weighted-average number of common shares outstanding. Common stock equivalents have not been included in the computation for these periods because their inclusion would be antidilutive. Diluted earnings per share are computed to include potential dilution from the exercise or conversion of securities, such as stock options or warrants, into common stock. Because the effect of including these securities is antidilutive, they have been excluded from the computation and the diluted loss per share is equal to the basic loss per share.

Stock-Based Compensation
The Company accounts for stock issued to employees as provided in Accounting Principles Board Opinion No. 25, whereby compensation expense is recorded on the date the options are granted equal to the excess of the market price of the underlying stock over the exercise price and provides pro forma disclosure of the application of Statement of Financial Accounting Standards No. 123.


NOTE 2:GOING CONCERN

The Company incurred operating losses of $1,813,577 and $1,516,503 for the years ended September 30, 1998 and 1997, respectively. At September 30, 1998, current liabilities exceeded current assets by $2,824,648, and the Company is in default on substantially all of its debt (Note 5). Additionally, major vendors have placed the Company on a COD basis for future purchases.

These factors, combined with the loss of revenues associated with the withdrawal from the Georgia market, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

During 1998 and 1997, the Company funded much of its working capital needs through the sale of its common stock. Approximately $1,570,000 in capital was raised in connection with these stock sales. The Company's continued ability to operate is dependent on its ability to either refinance its existing debt or raise additional capital.


             CHRONICLE COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1998 AND 1997

NOTE 3:ACQUISITION
On September 30, 1998, the Company acquired Bright Now, Inc. and subsidiaries in a business combination accounted for as a pooling of interests. Bright Now, Inc., which operates a commercial printing press plant, became a wholly owned subsidiary through the exchange of 640,000 shares of the Company's common stock for all of the outstanding stock of Bright Now, Inc. and subsidiaries. In accordance with generally accepted accounting principles, the financial statements for 1998 are presented as if the companies were combined for the entire year, and the prior year's financial statements have been restated for the effects of the combination.
Summarized results of operations of the separate companies for the period from October 1, 1997 through September 30, 1998, the date of acquisition, are as follows:
                                       Chronicle
                                  Communications, Inc.      Bright Now, Inc.
                                  --------------------      ----------------
 Net Sales                            $   456,246           $  1,291,780
                                       ==========            ===========
 Net Loss                             $ 1,363,223           $    450,354
                                       ==========            ===========

The summarized assets and liabilities of the separate companies on the date of acquisition were as follows:
                                       Chronicle
                                  Communications, Inc.      Bright Now, Inc.
                                  --------------------      ----------------
 Current Assets                       $    19,676           $    203,133
 Property and Equipment                   325,855              1,171,135
 Other Assets                             160,946                  5,492
                                       -----------           ------------
  Total Assets                        $   506,477           $  1,379,760
                                       ===========           ============

 Liabilities                          $   970,680           $  2,076,777
                                       ===========           ============

The following is a reconciliation of net sales and net loss as previously reported for 1997 with restated amounts:

                                                            Year Ended
                                                         September 30, 1997
                                                         ------------------
Net Sales:
 As previously reported                                    $    645,051
 Bright Now, Inc.                                             1,776,880
                                                             -----------
As Restated                                                $  2,421,931
                                                             ===========

Net Loss:
 As previously reported                                    $(   872,383)
 Bright Now, Inc.                                           (   555,128)
As Restated                                                $( 1,427,511)


              CHRONICLE COMMUNICATIONS, INC. AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1998 AND 1997

NOTE 4:PROPERTY AND EQUIPMENT
The following is a summary of property and equipment at cost, less accumulated depreciation:
                                                   1998            1997
                                                   ----            ----
Land                                       $     30,875     $     30,875
Building and Improvements                       721,471          721,471
Machinery and Equipment                       1,249,097        1,248,510
                                             -----------      -----------
 Total                                        2,001,443        2,000,856
   Less, Accumulated Depreciation               504,453          338,344
                                             -----------      -----------
 Net Property and Equipment                $  1,496,990     $  1,662,512
                                             ===========      ===========

Depreciation expense for the years ended September 30, 1998 and 1997 was $166,109 and $141,563, respectively.

NOTE 5:NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consist of the following:

                                                 1998              1997
                                                 ----              ----
Mortgage note payable; bearing
 interest at 8%; monthly payments
 of principal and interest of $1,142;
 in default, entire principal plus
 interest and fees due immediately;
 secured by mortgage on real estate;
 guaranteed by the Company's president
 and majority stockholder                   $    115,965       $   118,832

Note payable to bank; bearing
 interest at 11%; in default,
 entire unpaid balance of principal and
 interest due immediately; secured by
 equipment, trade accounts receivable, and
 42,500 shares of the Company's common
 stock; co-signed by four stockholders            56,927            54,887


Note payable to stockholder; bearing
 interest at 11%; in default, entire
 unpaid balance of principal and interest
 due immediately; secured by all of the
 property of the Company                          25,000            25,000

Note payable to individual; bearing
 interest at 10.5%; monthly payments
 of interest only through December 1, 1998;
 secured by mortgage deed to real estate          14,000            14,000


              CHRONICLE COMMUNICATIONS, INC. AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1998 AND 1997

NOTE 5:NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)
                                                   1998              1997
                                                   ----              ----

Note payable to bank; bearing
 interest at 10.95%; monthly payments
 of $4,231; in default with entire
 principal, plus interest, costs and
 fees due immediately; secured by mortgage
 on real estate                                   404,280          404,901


Note payable to bank; bearing
 interest at bank prime plus 2.5%;
 monthly payments of $5,609; in default
 with entire principal, plus interest,
 costs and fees due immediately; secured
 by blanket lien on all business assets           237,355          247,230

Note payable to financial institution;
 bearing interest at 18%; monthly
 payments of $3,849; in default with
 entire principal, interest, costs and
 fees due immediately; secured by lien
 on equipment and judgment
 entered March 19, 1998                           171,000          122,342

Note payable to vendor; payable at a minimum
of $1,500 monthly by applying a portion of
purchases over 36 months; secured by equipment      5,804           43,313
                                                ----------      -----------
Total                                           1,030,331        1,030,505
Less, Current Maturities                        1,030,331          180,790
                                                ----------      -----------
Net Long-Term Debt                            $      0         $   849,715
                                               ===========      ===========

NOTE 6:INCOME TAXES

The Company has tax loss carryforwards of approximately $3,377,866 that may be applied against future taxable income. These losses create a deferred tax asset at September 30, 1998 and 1997. Due to the uncertainty of the Company's realization of this benefit, management has established a valuation allowance equal to the total amount of the deferred tax assets.
                                                   1998             1997
                                                   ----             ----

Loss Carryforward                              $  612,208       $  320,509
Less, Valuation Allowance                         612,208          320,509
                                                 ---------        ---------
Net Deferred Tax Assets                        $     0          $     0


               CHRONICLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1998 AND 1997

NOTE 6:INCOME TAXES (CONTINUED)
The loss carryforwards expire as follows:

                       Year of Expiration           Amount
                       ------------------           ------
                            2011               $    68,400
                            2012                 1,385,735
                            2013                 1,923,731
                                                ----------
                                               $ 3,377,866
                                                ==========


NOTE 7:RELATED PARTY TRANSACTIONS

The Company has made advances to its president and majority stockholder. These advances have no specific terms, are non-interest bearing, and are unsecured. The balances of these advances, less the amounts repaid, are as follows:
                                                 1998          1997
                                                 ----          ----
 Advances to Stockholders                    $  444,021      $  315,075
 Less, Amount Repaid                            284,000

Net Advances to Stockholders                 $  160,021      $  315,075
							   ===========     ==========
NOTE 8:STOCK OPTIONS
The Company issues stock options to its officers and directors as compensation for their services.  The Company has elected to account for these stock options using Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees".  Compensation expense is measured as the excess of the quoted market price of the stock over the option price on the measurement date and charged to the period in which the related services are performed.  Compensation charged to operations amounted to $36,579 and $0 for the years ended September 30, 1998 and
1997, respectively.
FASB Statement No. 123 requires pro forma disclosure of information regarding net income and earnings per share determined as if the Company has accounted for these stock options using the fair value method of that
Statement.  The pro forma information for September 30, 1998 and
September 30, 1997 is as follows:

                                                    1998          1997
                                                    ----          ----
 Pro Forma Net Loss                            $ 1,823,473     $ 1,440,142
                                                ===========     ===========
 Pro Forma Net Loss per Common Share           $    0.70       $    .068
							      ===========     ===========


              CHRONICLE COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1998 AND 1997

NOTE 8:STOCK OPTIONS (CONTINUED)
The estimated fair value of these stock options was calculated using the Black-Scholes option pricing model. The weighted average fair value of the options at their grant date was $.12 at September 30, 1998 and $.21 at September 30, 1997. The following summarizes the weighted assumptions used in the model:
                                                     1998            1997
                                                     ----            ----
Risk-Free Interest Rate                              5.00%           5.84%
Dividend Yield                                         0               0
Volatility Factor of Expected Market Price           3.22              -
Weighted-Average Expected Life                         1             3.25

A summary of the Company's stock option activity and related information is as follows:

                                    1998                     1997
                         ------------------------  ------------------------
                                 Weighted-Average         Weighted-Average
                                 Exercise Price           Exercise Price
                         Options   Per Share        Options       Per Share

Outstanding, October 1    5,000    $  .03                             $
Granted                 390,094       .03            5,000           .03
Exercised
Canceled/Expired       (  5,000)      .03
                       ---------    ------          -------       --------
Outstanding,
 September 30           390,094    $  .03            5,000         $ .03

All shares outstanding at September 30, 1998 are exercisable at prices ranging from $.01 to $.06 with estimated remaining lives of less than one year.

NOTE 9: EQUITY
On March 11, 1997, the Board of Directors authorized the Company to issue up to 7,500,000 shares of $.001 par value convertible voting preferred stock. During the year ended September 30, 1997, the shares were issued to the Company's president at par value. These shares were surrendered to the Company on September 29, 1997 and canceled by the Board.

On November 15, 1997, the Company approved a one-to-two reverse common stock split. On July 1, 1998, the Company approved a one-to-four reverse common stock split. All references to number of shares of common stock in the accompanying financial statements have been restated to reflect these transactions.


             CHRONICLE COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1998 AND 1997

NOTE 10:COMMITMENTS AND CONTINGENCIES
The Company has been involved in litigation resulting from its default on a bank loan secured by a mortgage on the property on which its plant is currently operating. As a result of an order resulting from the plaintiff's motion for final judgment, the court has scheduled foreclosure sale of the property. The Company has been successful in postponing the foreclosure while it seeks financing from other sources. The Company is also a defendant in litigation with numerous other creditors resulting from the Company's default on debt obligations. Some of these obligations are secured by the Company's assets. To the extent the Company is unable to cure these defaults, it may be obligated to surrender operating assets to satisfy creditors. No estimate of the amount of resulting loss can be made.
The Company leased part of its operating facilities and various office equipment under operating leases with terms of less than one year. Rent expense for these leases amounted to $38,679 for the year ended September 30, 1998 and $45,644 for the year ended September 30, 1997.


NOTE 11:SHORT-TERM DEBT
Short-Term Debt consists of the following:

                                                1998               1997
                                                ----               ----
Line of credit payable to bank,
 unsecured, bearing interest at bank
 prime plus 2.5%,in default entire
 principal plus interest,costs and fees
 immediately due.            			  $  25,000           $ 25,000

Note payable to individual, secured by
 mortgage on real estate, bearing
 interest at 10%, entire principal,
 plus interest, in default
 and immediately due                           46,245             46,245

Note payable to individual, unsecured,
 bearing interest at 11%, in default
 with entire principal, plus interest,
 in default and immediately due                25,000             25,000


                CHRONICLE COMMUNICATIONS, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1998 AND 1997

NOTE 11: SHORT-TERM DEBT (CONTINUED)
                                                1998              1997
                                                ----              ----

Note payable to individual, unsecured,
 bearing interest at 11% with entire
 principal, plus interest, in default
 and immediately due                           12,500

Loans payable to individuals,
 unsecured, bearing interest at
 various rates, with various
 repayment terms                              195,525            85,652
                                             ---------         ---------
                                             $304,270          $181,897

NOTE 12:CONCENTRATION OF CREDIT RISK
Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash equivalents and unsecured trade receivables. The Company's cash equivalents are maintained with financial institutions located in Florida and Georgia. The Company holds no cash equivalent in excess of federally insured limits. The Company grants credit to customers, substantially all of whom are located in Florida and Georgia. The Company's ability to collect these receivables is dependent upon economic conditions in Florida and Georgia and the financial condition of its customers.
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.



NOTE 13:SUBSEQUENT EVENTS
On May 12, 1999, the board of Directors authorized the Company to issue up to 7,750 shares of preferred stock at a par value of %5.48 per share, redeemable by the Company on demand for $9.67 per share and convertable at the election of the holder into 226 shares of common stock. The preferred stock issue is not eligible for payment of dividends.

Subsequent to September 30, 1998, the Company issued an additional 12,881,414 shares of common stock, including approximately 10,800,000 restricted shares, for $7,204,610. The shares issued include 3,375,000 common shares for acquisitions in the amount of $1,534,313 and 9,506,414 common shares for general corporate purposes in the amount of $3,154,931.

On August 19, 1999, the Company agreed to acquire Americom Computers, Inc. for 3,125,000 shares of the Company's common stock valued at $1,500,000. The results of operations of Americom Computers, Inc. will be included with the result of operations of the Company from the date of acquisition. Assuming the acquisition had occured on October 1, 1997, the Company's net sales, net loss, and loss per share for the year ended September 30, 1998 would have been $3017,704, $1,900,859 and $.33, respectively.


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The names, ages and terms of office of directors and executive officers of the Company are set forth in the following table:

Name                    Age       All positions with Company   Director since
- --------------------   ----      ---------------------------  ---------------
Randall D. Bartow       48       Director, President
                                 of Subsidiaries (1)               1999

Daniel L. Hefner        49       Chief Operating Officer           1999
Ronald L. Mallett       48       Director                          1997
Jackson L. Morris       54       Director, General
                                 Counsel and Secretary             1996
John V. Whitman, Jr.    40       Director, Chairman, President     1996

(1) Mr. Bartow is the president of Bartow Communications, Inc. and Gotcashback.com, Inc.

Each director is elected by holders of a majority of the Common Stock to serve for a term of one year and until his successor is elected and qualified, which is generally at the annual meeting of stockholders. An annual meeting of stockholders was not held in fiscal 1998 and has not yet been held in fiscal 1999.

Randall D. Bartow, is a director since 1999 and the president of two of the Company's subsidiaries, Bartow Communications, Inc. and, beginning with the Company's acquisition, of Gotcashback.com, Inc. He was the founder in 1994 and president of Bartow Communications. Mr. Bartow is a director of Chronicle Communications, Inc., a publicly traded company. Prior to founding Bartow Communications, Mr. Bartow was the president of the publisher of Mid-Atlantic Country magazine, a company which also acquired the Baltimore Magazine under Mr. Bartow's direction, and was employed by the publisher of New Homes Guide. Mr. Bartow has more than twenty-five years experience in real estate Marketing. Mr. Bartow earned Bachelor of Science degree in journalism (1973) from Ohio University.

Ronald L. Mallett, a director since May 1997, is a Vice President and the General Manager of Thigpen Heating & Cooling, Inc. of Jacksonville, Florida, employment which he started in June 1997. From 1990 to June 1997, Mr. Mallett was a vice president of Certified Air Contractors, Inc. of Jacksonville, Florida. Both Thigpen Heating & Cooling, Inc. and Certified Air Contractors, Inc. are regional heating, air conditioning and refrigeration contractors with annual sales of approximately $4 million and $3 million, respectively. Mr. Mallett's duties with each company include sales and operations. Mr. Mallett is a member of the Occupational License Tax Equity Study Commission, a post appointed by the mayor of Jacksonville, Florida, for one year beginning 1995. From 1990 to 1995, Mr. Mallett was the president of Jacksonville Air Conditioning Contractors Association and in 1990 and 1991 he was a member of the board of the American Subcontractors Association, North Florida Chapter. Beginning in 1994 to the present Mr. Mallett has served on several committees of the Associated General Contractors of North Florida and was elected to the board of that organization in 1996. Mr. Mallett retired from the U.S. Marine Corps in 1990 with the rank of Captain after twenty-three years of service. Mr. Mallett earned a B.S. degree in occupational education (1985) from Southern Illinois University.

Jackson L. Morris, Esq., a director and general counsel of the Company since inception and corporate secretary since August 23, 1998, is an attorney in private practice since 1992. He practiced law in Tampa and St. Petersburg, Florida with the law firm of Harris, Barrett, Mann & Dew in 1991 and 1992. Mr. Morris was a founding member of the St. Petersburg, Florida law firm of Greene & Mastry, P.A. in 1984, practicing law with that firm until 1991 and with its predecessor from 1982 to 1984. Mr. Morris' law practice has been primarily in the areas of general corporate, securities and contract law. Mr. Morris is a member of The Florida Bar, The State Bar of Georgia (inactive) and The District of Columbia Bar. He is admitted to practice before the United States Tax Court and Supreme Court of the United States of America. Mr. Morris earned a B.A. degree in economics (1966) and a Juris Doctor degree (1969) from the Emory University in Atlanta, Georgia and a L.L.M. degree in federal taxation (1974) from Georgetown University Law Center.

John V. Whitman, Jr., is the founder, director and president of the Company since inception. In February and March 1996, Mr. Whitman was planning for a business which became the Company. From September 1, 1995 into February 1996, Mr. Whitman was the President of Southwest Georgia Shoppers, Inc., a subsidiary of Gray Communications Systems, Inc., a New York Stock Exchange listed company, (trading symbol GCS) which had purchased the assets of Phillips Publishing, Inc. owner of the Tallahassee Advertiser, The Add Sheet, The South Georgia News and Shopper and The Gadsden News and Shopper. During his brief tenure with Southwest Georgia Shoppers, Inc., Mr. Whitman was assigned the additional responsibilities of president of the Rockdale Citizen Publishing Company, the owner of the Gwinnett Daily Post and The Rockdale Citizen. Mr. Whitman was the vice president and publisher of Phillips Publishing, Inc. from October 1992 to August 1995. Mr. Whitman founded The South Georgia News and Shopper and The Gadsden News and Shopper for Phillips Publishing, Inc. Mr. Whitman managed thirty-eight full time and forty-three part time employees and exercised full management and financial responsibility for Phillips Publishing, Inc.'s operations. He also served as a consultant and motivational speaker to other Phillips publishing divisions. For seven months in 1992, Mr. Whitman was employed by Southeast Publishing Ventures in the capacity of District Manager, in which he launched a new housing guide for the Treasure Coast of Florida and turned around a new housing guide for the Orlando, Florida market.
In 1991 and 1992, Mr. Whitman was engaged in consulting in the publishing industry and efforts to acquire a print media company for his own account. Mr. Whitman attended Hillsborough Community College and the University of South Florida.

Item 10. Executive Compensation.

Name                    Fiscal Year          Position(s)      Salary(1)
- ---------------------   -----------         --------------   -----------
John V. Whitman, Jr.       1996              President       $  39,600
                           1997              President       $  99,400
                           1998              President       $ 125,000

(1) The amounts shown are amounts accrued but not paid. Mr. Whitman has however taken advances from the Company during the respective periods.

The following table sets forth certain information about common stock purchase warrants granted to executive officers during the 1998 fiscal year.

                                   As % of
                 Number of   total granted to  Exercise           Grant date
Name              Shares       all employees    price    Expiry      value
- --------------  -----------  ----------------  --------  ------  -----------
JV Whitman, Jr.    1,250            25%          (1)    10/01/02      $.50
                 343,902          77.35%         (2)      none        $.50

(1) The exercise price is seventy percent of the average bid and asked quotation (or closing price) on the day prior to exercise.
(2) The exercise price is during the respective years following date of grant is a percentage of the average bid and asked quotation (or closing price) on the day prior to exercise, as follows: first year - 25%; second year - 30%; third year - 40%; thereafter - 50%. This option entitles Mr. Whitman to maintain 21.805% ownership of the Company's total issued and outstanding common stock at any time, less adjustment for shares sold by Mr. Whitman after December 31, 1997.
Independent directors are paid an annual fee of $500 for services and all directors may be granted common stock purchase options in the discretion of the board of directors. During fiscal 1998, the following options were granted to directors other than Mr. Whitman:

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The names of directors and officers and the name of each person who owned legally and beneficially more than five percent of the Company's issued and outstanding common stock at September 30, 1998, the address of each such person, the number of shares which each owns and the percentage of the common stock represented by such shares (assuming in each case the exercise of common stock purchase options held only by such person is set forth in the following table. Unless otherwise indicated, all shares are both legally and beneficially owned.

Name                         Number of Shares             Percentage
- ------------------------     ----------------             -----------
Ronald L. Mallett (1)(2)          57,500                     1.70
Jackson L. Morris (1)(3)         169,639                     5.04
John V. Whitman, Jr. (1)(4)    1,107,662                    32.89
All directors and officers     1,334,801                    39.63
as a group  (3 persons)

(1) Messrs. Mallett, Morris and Whitman's address is the address of the Company.
(2) Number of shares and percentage include 51,250 shares which Mr. Mallett may acquire at any time by exercise of common stock purchase options.
(3 ) Number of shares and percentage include 57,139 shares which Mr. Morris may acquire at any time by exercise of common stock purchase options.
(4 ) Number of shares and percentage include 345,152 shares which Mr. Whitman may acquire at any time by exercise of common stock purchase options. Mr. Whitman shares beneficial ownership of 763,760 shares with his wife.

Item 12. Certain Relationships and Related Transactions.

See Item 10, above, and Note 7 to the Financial Statements included elsewhere herein for advances made by the Company to Mr. Whitman, its President and Shairman.

Item 13. Exhibits and Reports on Form 8-K.

The change in the Company's independent auditor, subsequent to the fiscal year covered by this annual report, was previously reported on Form 8-K for May 28, 1999.

(a) Exhibits:

3(a) Articles of Incorporation, as amended, incorporated by reference to Registration Statement on Form SB2, Commission File No. 333-34283, except for amendments sunsequent to the date of this annual report, which are filed herewith.

3(b) Bylaws, incorporated by reference to the Registration Statement on Form SB2, Commission File No. 333-34283

10 Material contracts for the period covered by the related annual report on Form 10-KSB

10(a)  Agreement for Purchase and Sale of Stock and Agreement for
Purchase of Commercial Real Estate covering the acquisition of Bright
Now, Inc., Southern Paper and Converters, Inc. and the related real estate, incorporated by reference to report on Form 8-K filed with respect to September 30, 1998 under Commission File No. 333-34283

11  Statement re: computation of earnings per share

16 Letter re: change in certifying accountant incorporated by reference to report on Form 8-K with respect to May 28, 1999.

21  Subsidiaries of the Company

23  Consent of certifying auditor

27  Financial data schedule

(b) Reports on Form 8-K.   The Company did not file any reports on Form
8-K during the last three months of the period covered by this annual report. The Company subsequently filed two reports on Form 8-K with respect to September 30, 1998. Each such report was filed with respect to the acquisition of Bright Now, Inc. and Southern Paper and Converters, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chronicle Communications, Inc.
By: /s/ John V. Whitman, Jr.
Date signed:  September 29, 1999
President and Chief Executive Officer


Signature                    Capacity in which signed:        Date signed:
- ------------------------     -------------------------        -------------
/s/ Randall D. Bartow              Director                September 29, 1999
Randall D. Bartow

/s/ Ronald L. Mallett              Director,
Ronald L Mallett             Chief Accounting Officer      September 29, 1999
                             and Principal Financial

/s/ Jackson L. Morris              Director                September 29, 1999
Jackson L. Morris

/s/ John V. Whitman, Jr.           Director,
John V. Whitman, Jr.        Chief Executive Officer        September 29, 1999


EXHIBIT INDEX

3(a) Amendments to the Articles of Incorporation dated May 14, 1999 and May 24, 1999

3(b) Bylaws, incorporated by reference to Registration Statement on Form SB2, Commission File No. 333-34283

10  Material contracts

10(a) Agreement for Purchase and Sale of Stock and Agreement for Purchase of Commercial Real Estate covering the acquisition of Bright Now, Inc., Southern Paper and Converters, Inc. and the related real estate, incorporated by reference to report on Form 8-K filed with respect to September 30, 1998 under Commission File No. 333-34283

11  Statement re: computation of earnings per share

16 Letter re: change in certifying accountant incorporated by reference to report on Form 8-K with respect to May 28, 1999.

21  Subsidiaries of the Company

23  Consent of certifying auditor

27  Financial data schedule

EXHIBIT 3(a)

                      ARTICLES OF AMENDMENT TO
               ARTICLES OF INCORPORATION, AS AMENDED,
                               OF
                   CHRONICLE COMMUNICATIONS, INC.

	Pursuant to the applicable provisions of Chapter 14, O.C.G.A., the undersigned, being the President of Chronicle Communications, Inc., a Georgia corporation, does hereby certify to the Secretary of State of Georgia, Department of Corporation, the within Articles of Amendment to the Articles of Incorporation, as amended, of the Corporation, as follows:

 1.  The name of the Corporation is Chronicle Communications, Inc.

 2. The within Amendment to the Articles of Incorporation was duly approved and adopted on May 13, 1999, by an action by written consent by of a majority of the holders of issued and outstanding shares of common stock, there being no other class of stock authorized or issue or entitled to vote thereon as a separate voting group, pursuant to approval by the board of directors and recommendation of the within amendment to the stockholders for approval, on May 13, 1999, by an action by written consent.

 3. Article II of the Articles of Incorporation, as amended by Articles of Amendment as previously filed, be, and it hereby is, amended to:

Delete the authorization of Seven Million Five Hundred Thousand (7,500,000) shares of preferred stock titled "Convertible, Voting Preferred Stock"; and

Authorize the Corporation to issue up to Seven Thousand Seven Hundred Fifty (7,750) shares of preferred stock entitled "Series A Zero Coupon Preferred Stock", each share of which preferred stock shall have a par value of $5.48387, shall be redeemable by the Corporation upon demand by the holder thereof at a value of $9.67742, shall not be entitled to payment of a dividend and shall be convertible at the election of the holder into 226 shares of the Corporation's common stock, the conditions to demand for redemption and election of conversion being subject to negotiation and agreement between the Corporation and the purchaser of the preferred stock.

 4. Except as provided herein, the rest and remainder of the Articles of Incorporation shall be and remain unchanged and in full force and effect.

	IN WITNESS WHEREOF, the undersigned, John V. Whitman, Jr., President of Chronicle Communications, Inc., has executed the within Articles of Amendment this 14th day of May, 1999 and caused said Articles to be filed in the office of the Secretary of State for the State of Georgia.

[CORPORATE SEAL]				Chronicle Communications, Inc.

Attest:
By: /s/ John V. Whitman, Jr.
John V. Whitman, Jr., President
/s/ Jackson L. Morris
Jackson L. Morris, Secretary

                     ARTICLES OF AMENDMENT TO
               ARTICLES OF INCORPORATION, AS AMENDED,
                               OF
                  CHRONICLE COMMUNICATIONS, INC.

	Pursuant to the applicable provisions of Chapter 14, O.C.G.A., the undersigned, being the President of Chronicle Communications, Inc., a Georgia corporation, does hereby certify to the Secretary of State of Georgia, Department of Corporation, the within Articles of Amendment to the Articles of Incorporation, as amended, of the Corporation, as follows:

 1.  The name of the Corporation is Chronicle Communications, Inc.

 2. The within Amendment to the Articles of Incorporation was duly approved and adopted on May 24, 1999, by an action by written consent by of a majority of the holders of issued and outstanding shares of common stock, there being no other class of stock authorized or issue or entitled to vote thereon as a separate voting group, pursuant to approval by the board of directors and recommendation of the within amendment to the stockholders for approval, on May 24, 1999, by an action by written consent.

 3. Article II of the Articles of Incorporation, as amended by Articles of Amendment as previously filed, be, and it hereby is, amended to increase the number of shares of Series A Zero Coupon Preferred Stock the Corporation is authorized to issue to 169,904 shares from 7,750 shares, to change the par value thereof to $.10 per share from $5.48387 per share, to change the redemption value thereof to $.175233661 per share from $9.67742 per share and to change the ratio for conversion thereof into shares of the Corporation's common stock such that each such preferred share shall be convertible at the election of the holder into one share of common stock; provided, that, the conditions to demand for redemption and election of conversion being subject to negotiation and agreement between the Corporation and the purchaser of the such preferred stock.

	4. Except as provided herein, the rest and remainder of the Articles of Incorporation shall be and remain unchanged and in full force and effect.

	IN WITNESS WHEREOF, the undersigned, John V. Whitman, Jr., President of Chronicle Communications, Inc., has executed the within Articles of Amendment this 24th day of May, 1999 and caused said Articles to be filed in the office of the Secretary of State for the State of Georgia.

[CORPORATE SEAL]					Chronicle Communications, Inc.

Attest:
By: /s/ John V. Whitman, Jr.
John V. Whitman, Jr., President
/s/ Jackson L. Morris
Jackson L. Morris, Secretary

EXHIBIT 21  Subsidiaries of the Company
		The Subsidiaries of the Company during the period covered by the related annual report on Form 10-KSB are:

 Bright Now, Inc., a Florida corporation

 Southern Paper and Converters, Inc., a Florida corporation

EXHIBIT 23  Consent of certifying auditor

EXHIBIT 27  Financial data schedule

Supplemental information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act By Non-reporting Issuers

(1) The Company did not issue and at this time cannot issue any annual report to its stockholders during the 1998 fiscal year.
(2) The Company did not issue and at this time cannot issue a proxy statement, form of proxy or other proxy soliciting material to more than ten of the Company's stockholders for any purpose.