Form 10QSB
period 1998-12-31
CHRONICLE COMMUNICATIONS INC
filed 1999-10-13
CIK 1044760

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

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

               2601 Second Avenue, Tampa, Florida 33605
          (Address of principal executive offices(Zip Code)

(813) 248-0100
(Registrant's telephone number, including area code)

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

Yes            No    X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of October 11, 1999, was 15,374,204 shares, all of one class, no par value.

Transitional Small Business Disclosure Format (check one);

Yes ___ No  X

PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements.

             Chronicle Communications, Inc and Subsidiaries
                     Consolidated Balance Sheets
                             Unaudited
Assets                                          As of December 31,
                                          1998                   1997
                                      ---------               ---------
Current Assets:
  Cash                                 $      2,717          $      10,398
  Accounts receivable                       137,614                198,630
  Inventory                                  65,107                 67,877
  Other current assets                       25,682                 75,532
  Advances to stockholders, current portion    -                       -
                                           ---------               ---------
    Total current assets                    231,120                352,437

Property and Equipment,
  net of accumulated depreciation         1,455,850               1,619,398
Advances to stockholders                    202,692                 248,552
Other assets                                 53,357                  15,764
                                           ---------              ----------
    Total assets                       $  1,943,018          $    2,236,151
                                         ===========              ==========
Liabilities and Stockholders' Equity
Current liabilities:
  Bank overdraft                            $22,428                 $11,112
  Short-term notes                           97,556                  62,000
  Current maturities of long-term debt    1,200,732                 180,790
  Accounts payable                          859,199               1,085,426
  Accrued payroll liabilities               324,066                 152,872
  Other accrued liabilities                 345,122                 232,730
                                         -----------              ----------
    Total current liabilities             2,849,103               1,724,930

Long-term liabilities                          -                    948,008
Stockholders' equity:
  Common stock, no par value, 35,000,000
  shares authorized, 4,838,564 and 2,388,708
  shares issued and outstanding at
  December 31, 1998 and
   1997, respectively                     2,942,754               1,920,449
  Accumulated deficit                    (3,848,838)             (2,357,236)
                                         -----------              ----------
    Total stockholders' equity             (906,084)               (436,787)
                                         -----------              ----------
Total liabilities and
   stockholders' equity                 $ 1,943,019              $ 2,236,151
                                           ===========              ==========

             Chronicle Communications, Inc and Subsidiaries
                  Consolidated Statements of Operations
                                Unaudited

                                              For the three months ended
                                           December               December
                                             1998                   1997
                                         -----------              ----------
Sales                                    $  514,070              $  547,510
Cost of sales                               321,960                 786,548
                                         -----------              ----------
Gross profit                                192,110                (239,038)
                                         -----------              ----------
Operating expenses:
  General and administrative                310,978                 196,995
  Interest                                   53,384                  58,194
                                         -----------              ----------
    Total operating expenses                364,362                 255,189
                                         -----------              ----------

Income from operations                     (172,252)               (494,227)
Net gain on sale of assets                                              -
                                         -----------              ----------
Net loss                                  $(172,252)              $(494,227)
                                         ===========              ==========
Net loss per common share, basic            $(0.04)                  $(0.21)
                                         ===========              ==========
Weighted average common
 shares outstanding                       4,838,564               2,388,708
                                         ===========              ==========




                Chronicle Communications, Inc and Subsidiaries
                   Consolidated Statements of Cash Flows
                              Unaudited

                                         For the three months ended December
                                             1998                   1997
                                         -----------              ----------
Operating activities
  Net loss                               $ (172,252)            $ (494,227)
  Adjustments to reconcile net
   loss to net cash provided by
   operating activities:
    Depreciation and amortization            41,140                 43,114
    Common stock issued for operations      332,617
  Increase or decrease in:
   Accounts receivable                      (14,559)               114,176
   Inventory                                 20,190                 33,507
   Other assets                             (22,622)               (56,388)
   Accounts payable                        (225,438)               233,276
   Accrued payroll liabilities                 (901)               233,276
   Other accrued liabilities                 46,884                160,176
                                         -----------             ----------
    Net cash used by operating activit        5,059                266,910
                                         -----------              ---------
Investing activities
  Increase in investments                   (50,000)                  -
                                         -----------              ----------
     Net cash used by investing activities  (50,000)                  -
                                         -----------              ----------

Financing activities
  Bank overdraft                             17,414                (17,501)
  Principal payments of debt                 (2,649)               (21,604)
  Stockholders advances                     (37,564)                66,523
  Proceeds from issuance of stock            56,000                    -
                                         -----------              ----------
     Net cash provided by
      financing activities                   33,201                 27,418
                                         -----------              ----------
Net increase (decrease) in cash             (11,740)                 8,943

Cash at beginning of year                    14,457                  1,455
                                         -----------              ----------
Cash at end of year                         $ 2,717                 10,398
                                         ===========              ==========

Supplemental schedule of noncash investing and financing activities
                                                1998                   1997
                                          -----------              ----------
    Stock issued for
     stockholders advances              $     5,108              $     -
                                         ===========              ==========
    Stock issued for debt repayment     $    33,633              $     -
                                         -----------              ----------


Item 2.  Management's Discussion and Analysis

This quarterly report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including information included under Parts I and II of this annual report, which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this annual report are identified by words such as "believes", "anticipates", "expects", "intends", "may", "will" and other similar expressions regarding the Company's intent, belief and current expectations. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances and statements made in the future tense are forward-looking statements. Readers are cautioned that actual results may differ materially from those projected in the forward looking statements as a result of various factors, many of which are beyond the control of the Company. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this annual with the SEC. Readers are urged to carefully review and consider the various disclosures made by the Company in this quarterly report.


The Company's quarterly results covered in this report began on October 1, 1998 and ended on December 31, 1998. The Company successfully completed an acquisition of Bright Now, Inc. and Southern Paper and Converters Inc. on September 30, 1998. This acquisition of the two related companies was treated as a "pooling" under generally accepted accounting principles for periods prior to the acquisition date, including the comparative quarterly period ended December 31, 1997. At December 31, 1998 and 1997, the
Company, on both a parent only and consolidated basis, and its subsidiaries, considered individually, were technically insolvent.

The Company operates a commercial web-offset printing business and a newsprint paper recycling business located in Tampa, Florida and during the reported period was the publisher of a free weekly shopper-style tabloid newspaper. The Company's revenues were generated through sales of commercial printing services, sales of display advertising in its own publication, sales of classified advertising and sales of recycled newsprint to the packaging and shipping industries.

The Company's operating activity for the quarter ended December 31, 1998, reflect thirteen weeks of The South Georgia Chronicle - Thomas County Edition and the Company operated its commercial printing plant and its
paper recycling business for the entire quarter.   The Company's operating
activity for the quarter ended December 31, 1997, reflect thirteen weeks of the South Georgia Chronicle Thomas County Edition, thirteen weeks of the South Georgia Chronicle Crisp County Edition, thirteen weeks of both editions of the Sunday South Georgia Chronicle and revenues from its commercial printing plant and its paper recycling business.

The Company incurred operating losses of $172,252 and $494,227 for the quarters ended December 31, 1998 and 1997, respectively. At December 31, 1998 current liabilities exceeded current assets by $2,617,983 and the Company was in default on substantially all its debts -- See note 5 to the financial statements appearing in the Company's 10K-SB filing for the period ended September 30, 1998. At December 31, 1997, current liabilities exceeded current assets by $1,372,493 and the Company was in default on substantially all its debts -- See note 5 to the financial statements appearing in the Company's 10K-SB filing for the period ended September 30, 1998. Additionally, major vendors had placed the Company on a COD basis for purchases.

The decline in revenues for the quarter ended December 31, 1998, compared to the quarter ended December 31, 1997, and the losses for the quarter ended December 31, 1998, were directly related to commercial printing jobs dropped at the Company's printing facility that did not meet the Company's minimum profit standards. Additionally, the Company suffered revenue losses as a result of no working capital, vendors declining credit terms and requiring payment on delivery, and further deterioration of printing equipment resulting in loss of customer base.

The Company showed a marked improvement in cost of good sold for the quarter ended December 31, 1998, over the same period in 1997. Revenues were $514,070 and $547,510 respectively for the periods ended December 31, 1998, and 1997. Cost of sales as a percent of revenue was 62.6% for the quarter ended December 31, 1998, verses 143.6% for the same quarter ended 1997. Net loss per common share, basic was ($.04) for the quarter ended 1998 which is a ($.17) improvement over the same quarter one year earlier. Net operating loss improved to ($172,252) for the period ended December 31, 1998, against a loss of ($494,227) for the same period ended 1997.

The Company's management believes if it had been better capitalized during the period it could have offset the losses by making capital equipment purchases and repairs that would be expected to have improved efficiency and increased its commercial printing revenues.

The closure of the Company's products in South Georgia and the elimination costs associated with production in rural markets which were served by the Company have had a positive impact on the Company's operating performance in subsequent periods. The Company's acquisitions of additional companies in January and August 1999 have negatively impacted the Company's operating performance. Management expects these 1999 acquisitions to triple revenues and allow the Company to spread the costs associated with building a market for its common stock over a larger revenue base.

Limited liquidity and financial resources:

During the quarters ended December 31, 1998 and 1997, the Company funded much of its working capital needs through the sale of its common stock. The Company continued ability to operate is dependent on its ability to either refinance its existing debt or raise additional capital.

The Company's working capital position declined to a negative $2,617,983 at December 31, 1998, from a negative $1,371,953 at December 31, 1997. This condition is the result of a decline in total current assets to $231,120 from $352,437, coupled with an increase in total current liabilities by $1,124,173, partially as a result of defaults on long-term liabilities.
The Company experienced an increase from period to period in notes payable and current maturities of long-term debt by $1,019,942. Accounts payable decreased by $226,227. Accrued payroll liabilities increased by $171,194 and other accrued liabilities by $112,392.

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

Management cannot predict how long it will be able to continue to operate with negative working capital, a technically insolvent condition and with its major properties subject to a judgment of foreclosure. Subsequent to December 31, 1998, the Company obtained services by issuance of its common stock to certain creditors and is significantly dependent upon forbearance of collection and foreclosure sale by its remaining trade creditors and its major judgment creditor, respectively. The Company requires and is aggressively seeking primarily debt financing in order to satisfy the delinquencies in its trade credits, satisfy its judgment creditors and reestablish commercially reasonable trade credit arrangements with suppliers. Upon restoration of the Company's compliance with the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended, in which this quarterly report on Form 10-Q is a major component, the Company intends to aggressively seek equity financing for the purpose of restoring solvency. Furthermore, the Company intends to continue its program of acquiring businesses, primarily through the issuance of common stock, which are solvent, profitable and have a positive cash flow. There is no assurance the Company will be able to obtain debt or equity financing, or if such financing is available, that it will be on terms acceptable to the Company. There is no assurance the Company will be able to make additional acquisitions which satisfy the Company's requirements.

PART II--OTHER INFORMATION

Item 2.  Changes in Securities.

During the three-month period ended there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3.  Defaults Upon Senior Securities.

During the three month period ended December 31, 1998, the Company was in default of the following indebtedness:


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


Item 4.  Submission of Matters to a Vote of Security Holders

During the three month period ended December 31, 1998, the Company did not submit any matters to a vote of its security holders.

Item 5.  Other Information

The Company does not have any other material information to report with respect to the three month period ended December 31, 1998.

Item 6.  Exhibits and Reports on Form 8-K

(27) Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chronicle Communications, Inc.
(Registrant)

Date:  October 13, 1999

/s/  John V. Whitman, Jr.
John V. Whitman, Jr., President and Chief Operating Officer

Date:  October 13, 1999

/s/  Ronald L. Mallett
Ronald L. Mallett, Chief Financial and Accounting Officer