Form 10QSB
period 1999-03-31
CHRONICLE COMMUNICATIONS INC
filed 1999-10-13
CIK 1044760

FORM 10-QSB

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 1999 to March 31, 1999

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

Yes ___ No  X

PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Chronicle Communications, Inc. and Affiliates
                       Balance Sheets
                        (Unaudited)
Assets                                          As of March 31,
                                           1999               1998
                                        ----------         ---------
Current Assets:
  Cash                               $      8,008      $        454
  Accounts receivable                     216,090           169,533
  Inventory                                45,100            92,878
  Other current assets                     57,053            89,075
                                        ----------         ---------
   Total current assets                   326,251            351,940

Property and Equipment,
net of accumulated depreciation         1,412,736          1,595,961

Advances to stockholders                  400,855            293,289

Other assets                              267,643               -
                                        ----------         ---------
   Total assets                    $    2,407,485          2,241,190
                                        ==========         =========
Liabilities and Stockholders' Equity

Current liabilities:
  Bank overdraft                   $      104,913   $        20,660
  Short-term notes                         94,067            51,000
  Current maturities
   of long-term debt                    1,195,065         1,015,919
  Accounts payable                        859,289         1,090,465
  Accrued payroll liabilities             342,150           175,854
  Other accrued liabilities               460,110           223,275
                                        ----------         ---------
  Total current liabilities             3,055,594         2,577,173

Long-term liabilities                     140,011           112,163

Stockholders' equity:
   Common stock, no par value,
   35,000,000 shares authorized,
   7,207,329 and 2,664,511 shares
   issued and outstanding at
   March 31, 1999 and
    1998, respectively                  3,976,977         2,249,033
   Accumulated deficit                 (4,765,097)       (2,697,179)
                                        ----------         ---------
   Total stockholders' equity            (788,120)         (448,146)
                                        ----------         ---------
   Total liabilities
     and stockholders' equity         $ 2,407,485       $ 2,241,190
                                        =========         =========

Restated for comparative purposes

         Chronicle Communications,  Inc. and Affiliates
              Consolidated Statements of Operations
                         (Unaudited)
                                           For the three months ended
                                             March            March
                                             1999              1998


Sales                                $    547,929       $   468,188

Cost of sales                             498,091           386,697
                                        ----------         ---------
Gross profit                               49,838            81,491
                                        ----------         ---------
Operating expenses:
     General and administrative           909,812           364,241
     Interest                              56,285            57,193
                                        ----------         ---------
   Total operating expenses               966,097           421,434
                                        ----------         ---------
Net loss from operations             $   (916,259)       $ (339,943)
                                        =========         =========
Net loss per share, basic            $    (0.15)         $   (0.13)
                                        =========         =========
Weighted average shares outstanding     6,022,944         2,589,632
                                        =========         =========
Restated for comparative purposes.

               Chronicle Communications,  Inc.and Affiliates
                 Consolidated Statements of Operations
                               (Unaudited)
                                          For the six months ended
                                          March               March
                                          1999                 1998

Sales                              $    1,061,999      $  1,015,698

Cost of sales                             856,379         1,173,245
                                        ----------         ---------
Gross profit                              205,620          (157,547)
                                        ----------         ---------
Operating expenses:
  General and administrative            1,184,462           561,236
  Interest                                109,669           115,387
                                        ----------         ---------
   Total operating expenses             1,294,131           676,623
                                        ----------         ---------

Net loss from operations           $   (1,088,511)     $   (834,170)
                                        =========         =========
Net loss per share, basic          $    (0.18)         $     (0.32)
                                        =========         =========
Weighted average shares outstanding     6,022,944         2,589,632
                                        =========         =========
Restated for comparative purposes.

              Chronicle Communications, Inc and Affiliates
                 Consolidated Statements of Cash Flows
                             (Unaudited)
                                       For the three months ended March
                                         1999                 1998
                                        ----------         ---------
Operating activities
  Net loss	                         $  (1,088,511)         (834,170)
  Adjustments to reconcile net
   loss to net cash provided by
   operating activities:

  Depreciation and amortization            84,254            78,322
  Contribution of services                                   84,500
  Common stock issued for operations      999,459            54,979
  Increase or decrease in:
   Accounts receivable                    (93,035)          143,273
   Inventory                               40,197             8,506
   Other assets                          (239,216)          (54,167)
   Accounts payable                      (225,348)          238,315
   Accrued payroll liabilities             17,183           (29,127)
   Other accrued liabilities              161,872           150,721
                                        ----------         ---------
    Net cash used by
     operating activities                (343,145)         (158,848)
                                        ----------         ---------
Investing activities
  Increase in investments                 (50,000)               -
                                        ----------         ---------
   Net cash used by
    investing activities                  (50,000)               -
                                        ----------         ---------
Financing activities
  Bank overdraft                           99,899            (7,953)
  Increase in debt                        140,011            62,000
  Principal payments of debt               (8,318)          (74,070)
  Stockholders advances                  (167,980)           21,786
  Proceeds from issuance of stock         323,084           156,084
                                        ----------         ---------
    Net cash provided by
    financing activities                  386,696           157,847
                                        ----------         ---------
Net increase (decrease) in cash            (6,449)           (1,001)

Cash at beginning of year                  14,457             1,455
                                        ----------         ---------
Cash at end of year                  $      8,008               454
                                        =========         =========
Supplemental schedule of noncash investing and financing activities

Stock issued for
  stockholder's advances             $     72,584
                                        =========         =========
Stock issued for investments         $     29,063
                                        =========         =========
  Stock issued for debt repayment    $     37,152        $   11,000
                                        =========         =========
Restated for comparative purposes



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

The Company's quarterly results covered in this report began on January 1, 1999 and ended on March 31, 1999. The Company successfully completed an acquisition of Bright Now, Inc. and Southern Paper and Converters Inc. on September 30, 1998. This acquisition of the two related companies was treated as a "pooling" under generally accepted accounting principles for periods prior to the acquisition date, including the comparative quarterly
period ended March 31, 1998 .   At March 31, 1998 and 1997, the Company, on
both a parent only and consolidated basis, and its subsidiaries, considered individually, were technically insolvent.

The Company operates a commercial web-offset printing business and a newsprint paper recycling business located in Tampa, Florida and during the reported period was the publisher New Homes Register which published two editions, Maryland and Virginia and was acting publisher for two home builder association trade publications located in South Florida. The Company's revenues were generated through sales of commercial printing services, sales of display advertising in its own publications, and sales of recycled newsprint to the packaging and shipping industries.

The Company's operating activity for the quarter ended March 31, 1999, reflect six weeks of The South Georgia Chronicle - Thomas County Edition, six editions each of New Homes Register which were the Maryland and Virginia editions, two editions of Business Builder, two editions of Bonded Builders News, and the Company operated its commercial printing plant and its paper
recycling business for the entire quarter.   The Company's operating
activity for the quarter ended March 31, 1998, reflect thirteen weeks of the South Georgia Chronicle Thomas County Edition, thirteen weeks of the South Georgia Chronicle Crisp County Edition, and revenues from its commercial printing plant and its paper recycling business.

The Company incurred operating losses of ($916,259) and ($339,943) for the quarters ended March 31, 1999 and 1998, respectively. At March 31, 1999, current liabilities exceeded current assets by $2,729,343 and the Company was in default on substantially all its debts -- See note 5 to the financial statements appearing in the Company's 10K-SB filing for the period ended September 30, 1998. At March 31, 1998, current liabilities exceeded current assets by $2,225,233 and the Company was in default on substantially all its debts -- See note 5 to the financial statements appearing in the Company's 10K-SB filing for the period ended September 30, 1998. Additionally, major vendors had placed the Company on a COD basis for purchases.

Revenues for the quarter ended March 31, 1999, compared to the quarter ended March 31, 1998, increased by 14.5% or $79,741. The increase in revenue in directly related to the seasonal business of the Company's commercial printing services. The losses for the quarter ended March 31, 1999, were directly related to an increase of costs related to promotion of the Company's stock on the OTC:BB, the addition of several executives in preparation for expansion, and extraordinary one time expenses.

The Company showed a increase in cost of good sold for the quarter ended March 31, 1999, over the same period in 1998. Revenues were $547,929 and $468,188 respectively for the periods ended March 31, 1999, and 1998. Cost of sales as a percent of revenue was 90.9% for the quarter ended March 31, 1999, verses 82.5% for the same quarter ended 1998. Net loss per common share, basic was ($.15) for the quarter ended March 31, 1999, which is ($.02) greater than the same quarter one year earlier. Net operating loss increased to ($916,259) for the period ended march 31, 1999, against a loss of ($339,943) for the same period ended 1998.

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

Limited liquidity and financial resources:

During the quarters ended March 31, 1999, and 1998, the Company funded much of its working capital needs through the sale of its common stock. The Company continued ability to operate is dependent on its ability to either refinance its existing debt or raise additional capital.

The Company's working capital position declined to a negative $2,729,343 at March 31, 1999, from a negative $2,225,223 at March 31, 1998. This condition is the result of a decline in total current assets to $326,251 from $51,940, coupled with an increase in total current liabilities by $478,421, partially as a result of defaults on long-term liabilities. The Company experienced an increase from period to period in notes payable and current maturities of long-term debt by $179,146. Accounts payable decreased by $231,196. Accrued payroll liabilities increased by $166,596 and other accrued liabilities by $236,835.

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

Management cannot predict how long it will be able to continue to operate with negative working capital, a technically insolvent condition and with its major properties subject to a judgment of foreclosure. Subsequent to March 31, 1999, the Company obtained services by issuance of its common stock to certain creditors and is significantly dependent upon forbearance of collection and foreclosure sale by its remaining trade creditors and its major judgment creditor, respectively. The Company requires and is aggressively seeking primarily debt financing in order to satisfy the delinquencies in its trade credits, satisfy its judgment creditors and reestablish commercially reasonable trade credit arrangements with suppliers. Upon restoration of the Company's compliance with the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended, in which this quarterly report on Form 10-Q is a major component, the Company intends to aggressively seek equity financing for the purpose of restoring solvency. Furthermore, the Company intends to continue its program of acquiring businesses, primarily through the issuance of common stock, which are solvent, profitable and have a positive cash flow. There is no assurance the Company will be able to obtain debt or equity financing, or if such financing is available, that it will be on terms acceptable to the Company. There is no assurance the Company will be able to make additional acquisitions which satisfy the Company's requirements.

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

Item 3.  Defaults Upon Senior Securities.

During the three month period ended March 31, 1999, the Company was in default of the following indebtedness:


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


Item 4.  Submission of Matters to a Vote of Security Holders

During the three month period ended March 31, 1999, the Company did not submit any matters to a vote of its security holders.

Item 5.  Other Information

The Company does not have any other material information to report with respect to the three month period ended March 31, 1999.

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