Form 10QSB
period 1999-06-30
CHRONICLE COMMUNICATIONS INC
filed 1999-10-13
CIK 1044760

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 1999 to June 30, 1999

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

Yes ___ No  X

PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Chronicle Communications and Affiliates,  Inc.
                        Balance Sheets
                          (Unaudited)

Assets                                             As of JUNE 30,
                                             1999              1998
                                       ------------       ------------
Current Assets:
  Cash                                 $    6,672         $    3,451
  Accounts receivable                     120,105            168,938
  Inventory                                45,280             60,078
  Other current assets                     89,140             21,902
                                       ------------       ------------
   Total current assets                   261,197            254,369

Property and Equipment, net of
 accumulated depreciation               1,369,955          1,563,427

Advances to stockholders                  562,280            253,516

Other assets                              267,453               -
                                       ------------       ------------
  Total assets                        $ 2,460,885         $2,071,312
                                       ===========       ============
Liabilities and Stockholders' Equity

Current liabilities:
  Bank overdraft                      $   195,880         $   25,159
  Short-term notes                        128,867             62,000
  Current maturities of
   long-term debt                       1,176,485            928,916
   Accounts payable                       868,845          1,036,384
   Accrued payroll liabilities            353,329            209,554
    Other accrued liabilities             497,221            227,875
                                       ------------       ------------
   Total current liabilities            3,220,628          2,489,888

Long-term liabilities                     140,011            108,735

Stockholders' equity:
  Common stock, no par value,
  35,000,000 shares authorized,
  10,196,604 and 2,771,191 shares
  issued and outstanding at
  June 30, 1999 and 1998, respectively  4,992,088          2,323,412
  Accumulated deficit                  (5,891,842)        (2,850,723)
                                       ------------       ------------
     Total stockholders' equity          (899,754)          (527,311)
                                       ------------       ------------
  Total liabilities and
    stockholders' equity               $2,460,885         $2,071,312
                                       ============       ===========

Restated for comparative purposes

             Chronicle Communications and Affiliates, Inc.
                Consolidated Statements of Operations
                            (Unaudited)
                                          For the three months ended
                                          June                   June
                                          1999                   1998
                                       ------------       ------------

Sales                                $    365,139         $   425,217

Cost of sales                             578,075             286,739
                                       ------------       ------------
Gross profit                             (212,936)            138,478
                                       ------------       ------------
Operating expenses:
  General and administrative              856,069             224,227
  Interest                                 57,740              67,795
                                       ------------       ------------
   Total operating expenses               913,809             292,022
                                       ------------       ------------
Net loss from operations             $ (1,126,745)       $   (153,544)
                                       ============       ============
Net loss per share                   $    (0.13)         $    (0.06)
                                       ============       ============
Weighted average shares outstanding     8,701,964           2,589,632
                                       ===========        ============
Restated for comparative purposes

             Chronicle Communications,  Inc.and Affiliates
                 Consolidated Statements of Operations
                              (Unaudited)
                                                For the nine months ended
                                         June                   June
                                         1999                   1998
                                       ------------       ------------
Sales                                $  1,427,138        $  1,440,915
                                       ------------       ------------
Cost of sales                           1,434,454           1,459,984

Gross profit                               (7,316)            (19,069)
                                       ------------       ------------
Operating expenses:
  General and administrative            2,040,532             785,463
  Interest                                167,409             183,182
                                       ------------       ------------
    Total operating expenses            2,207,941             968,645
                                       ------------       ------------
Net loss from operations             $ (2,215,256)        $  (987,714)
                                       ============       ============
Net loss per share                   $    (0.25)         $     (0.38)
                                       ============       ============
Weighted average shares outstanding     8,701,964           2,589,632
                                       ============       ============
*Restated for comparative purposes

               Chronicle Communications, Inc and Affiliates
                  Consolidated Statements of Cash Flows
                               (Unaudited)
                                        For the nine months ended June
                                          999                    1998
                                       ------------       ------------
Operating activities
  Net loss                          $  (2,215,256)       $  (987,714)
  Adjustments to reconcile net
   loss to net cash
   provided by operating
   activities:
    Depreciation and amortization         127,035             99,085
    Contribution of services              106,750
    Common stock issued for operations  1,658,112             30,000
   Increase or decrease in:
    Accounts receivable                     2,950            143,868
    Inventory                              40,017             41,306
    Other assets                         (261,113)            13,006
    Accounts payable                     (215,792)           184,234
    Accrued payroll liabilities            28,362              4,573
    Other accrued liabilities             198,984            155,321
                                       ------------       ------------
      Net cash used by operating
       activities                        (636,701)          (209,571)

Investing activities

  Increase in investments                 (50,000)               -

   Net cash used by investing activities  (50,000)               -
                                       ------------       ------------
Financing activities
  Bank overdraft                          190,866             (3,454)
  Increase in debt                        164,263             62,000
  Principal payments of debt               (2,649)          (147,451)
  Stockholders advances                  (228,935)            61,559
  Proceeds from issuance of stock         555,371            238,913

   Net cash provided by
    financing activities                  678,916            211,567
                                       ------------       ------------
Net increase (decrease) in cash            (7,785)             1,996
                                       ------------       ------------
Cash at beginning of year                  14,457              1,455

Cash at end of year                  $      6,672        $     3,451

Supplemental schedule of noncash investing and financing activities

  Stock issued for
    stockholder's advances           $    173,324

  Stock issued for investments       $     39,063

  Stock issued for debt repayment    $     50,582           $ 11,000
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


The Company's quarterly results covered in this report began on April 1, 1999, and ended on June 30, 1999. The Company successfully completed an acquisition of Bright Now, Inc. and Southern Paper and Converters Inc. on September 30, 1998. This acquisition of the two related companies was treated as a "pooling" under generally accepted accounting principles for periods prior to the acquisition date, including the comparative quarterly period ended June 30, 1998 . At June 30, 1999 and 1998, the Company, on both a parent only and consolidated basis, and its subsidiaries, considered individually, were technically insolvent.

The Company operates a commercial web-offset printing business and a newsprint paper recycling business located in Tampa, Florida and during the reported period was the publisher New Homes Register which published two editions, Maryland and Virginia and was acting publisher for two home builder association trade publications located in South Florida. The Company's revenues were generated through sales of commercial printing services, sales of display advertising in its own publication, and sales of recycled newsprint to the packaging and shipping industries.

The Company's operating activity for the quarter ended June 30, 1999 reflect six editions each of New Homes Register which included the Maryland and Virginia editions, three editions of Business Builder, one edition of Bonded Builder News, and the Company operated its commercial printing plant and its
paper recycling business for the entire quarter.   The Company's operating
activity for the quarter ended June 30, 1998, reflect thirteen weeks of the South Georgia Chronicle Thomas County Edition, thirteen weeks of the South Georgia Chronicle Crisp County Edition, and revenues from its commercial printing plant and its paper recycling business.

The Company incurred operating losses of ($212,936) and against operating profits of $138,478 for the quarters ended June 30, 1999 and 1998, respectively. At June 30, 1999, current liabilities exceeded current assets by $2,959,431 and the Company was in default on substantially all its debts -- See note 5 to the financial statements appearing in the Company's 10K-SB filing for the period ended September 30, 1998. At June 30, 1998, current liabilities exceeded current assets by $2,235,519 and the Company was in default on substantially all its debts -- See note 5 to the financial statements appearing in the Company's 10K-SB filing for the period ended September 30, 1998. Additionally, major vendors had placed the Company on a COD basis for purchases.

The decline in revenues for the quarter ended June 30, 1999, compared to the quarter ended June 30, 1998, and the losses for the quarter ended June 30, 1999, were directly related to commercial printing jobs dropped at the Company's printing facility that did not meet the Company's minimum profit standards and seasonal downturn in the commercial printing business. Additionally, the Company suffered revenue losses as a result of no working capital, vendors declining credit terms and requiring payment on delivery, and further deterioration of printing equipment resulting in loss of customer base.

The Company showed a increase in cost of good sold for the quarter ended June 30, 1999, over the same period in 1998. Revenues were $365,139 and $425,217 respectively for the periods ended June 30, 1999, and 1998. Cost of sales as a percent of revenue was 158.3% for the quarter ended June 30, 1999, verses 67.4% for the same quarter ended 1998. Net loss per common share, basic was ($.13) for the quarter ended 1999. Net operating loss declined to ($1,126,745) for the period ended June 30, 1999, against a loss of ($153,544) for the same period ended 1998.

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

Limited liquidity and financial resources:

During the quarters ended June 30, 1999 and 1998, the Company funded much of its working capital needs through the sale of its common stock. The Company continued ability to operate is dependent on its ability to either refinance its existing debt or raise additional capital.

The Company's working capital position declined to a negative $2,959,431 at June 30, 1999, from a negative $2,223,519 at June 30, 1998. This condition is the result of an increase in total current liabilities by $730,740, partially as a result of defaults on long-term liabilities. The Company experienced an increase from period to period in notes payable and current maturities of long-term debt by $247,569. Accounts payable decreased by $167,539. Accrued payroll liabilities increased by $143,775 and other accrued liabilities by $269,346.

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

Management cannot predict how long it will be able to continue to operate with negative working capital, a technically insolvent condition and with its major properties subject to a judgment of foreclosure. Subsequent to June 30, 1999, the Company obtained services by issuance of its common stock to certain creditors and is significantly dependent upon forbearance of collection and foreclosure sale by its remaining trade creditors and its major judgment creditor, respectively. The Company requires and is aggressively seeking primarily debt financing in order to satisfy the delinquencies in its trade credits, satisfy its judgment creditors and reestablish commercially reasonable trade credit arrangements with suppliers. Upon restoration of the Company's compliance with the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended, in which this quarterly report on Form 10-Q is a major component, the Company intends to aggressively seek equity financing for the purpose of restoring solvency. Furthermore, the Company intends to continue its program of acquiring businesses, primarily through the issuance of common stock, which are solvent, profitable and have a positive cash flow. There is no assurance the Company will be able to obtain debt or equity financing, or if such financing is available, that it will be on terms acceptable to the Company. There is no assurance the Company will be able to make additional acquisitions which satisfy the Company's requirements.

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

Item 3.  Defaults Upon Senior Securities.

During the three month period ended June 30, 1999, the Company was in default of the following indebtedness:


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


Item 4.  Submission of Matters to a Vote of Security Holders

During the three month period ended June 30, 1999, the Company did not submit any matters to a vote of its security holders.

Item 5.  Other Information

The Company does not have any other material information to report with respect to the three month period ended June 30, 1999.

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