Form 10KSB
period 1999-09-30
CHRONICLE COMMUNICATIONS INC
filed 2000-01-26
CIK 1044760

U.S. Securities and Exchange Commission
                         Washington, D.C. 20549
                              Form 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended September 30, 1999

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

                3910 Riga Boulevard, Tampa, Florida 33619
           (Address of principal executive offices) (Zip Code)

                            (813) 630-2762
                        Issuer's telephone number

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

State issuer's revenues for its most recent fiscal year. $1,934,500

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,502,517 shares at January 24, 2000

DOCUMENTS INCORPORATED BY REFERENCE

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

                      FORWARD-LOOKING STATEMENTS

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

PART I

Item 1. Description of Business.

OVERVIEW OF BUSINESS DEVELOPMENT SINCE INCEPTION-

Chronicle Communications, Inc., (the "Company") was incorporated in Georgia on April 5, 1996, under the name of JMAR Communications, Inc., and changed its name to Chronicle Communications, Inc., effective July 30, 1997. The Company's founder is John V. Whitman, Jr., the Company's president and chairman. The Company was organized for the purpose of establishing and operating a shopper style tabloid newspaper in the Crisp County, Georgia market area which included several contiguous counties. The Company later expanded operations to include a second shopper style tabloid newspaper, including community news features, serving the Grady County, Georgia market area which included several contiguous counties. Subsequently, the Company added a two-edition broadsheet (full sized) Sunday newspaper serving those markets, with a full membership in the Associated Press. In February 1998, the Company terminated publication of the Sunday newspapers. The Company entered the commercial printing business with the acquisition on September 30, 1998 of Bright Now, Inc., doing business as United Printing and Publishing in Tampa, Florida, a company which had been in business since 1992. In the same transaction, the Company acquired Southern Paper and Converters, Inc. which principally recycles newsprint paper which had been in business since 1994. In February 1999, the Company terminated publication of all shopper style tabloid newspapers and became a holding company with its operations located entirely in its subsidiary companies. All references herein to the Company's business includes the business of its subsidiary companies. Also in February 1999, the Company had relocated its headquarters to the United Printing and Publishing facility in Tampa. In January 1999, the Company acquired Bartow Communications, Inc., a publisher of new-home real estate guides in the metropolitan District of Columbia area, including Maryland and Virginia. Also in January 1999, the Company acquired RKN Enterprises, Inc., which acted as a contract publisher for organizations and associations which publish home builder association trade publications in South Florida. The Company has returned RKN Enterprises, Inc. to its previous owner. In July 1999, the Company acquired seventy percent of Gotcashback.com, Inc., which is a development stage company embarking on providing services to home buyers and sellers on the Internet which will initially serve the metropolitan District of Columbia area, including Maryland and Virginia. In August 1999, the Company acquired Americomp Computers, Inc., which is a business selling personal computers and related services, networking, web site development and web hosting and which has operated since 1994. In November 1999, the Bright Now, Inc. subsidiary filed for protection under Chapter 11 of the Federal Bankruptcy Code, but it is continuing operations at the present time. The Company has ordered its own printing press and has a letter of intent to acquire its own office and production facility in Tampa, Florida, to which it has relocated its executive offices under an occupancy agreement pending a closing of the transaction and at which it intends to install the new printing press.

COMMERCIAL PRINTING-

Bankruptcy of Bright Now, Inc.

On November 23, 1999, Bright Now, Inc., the Company's wholly owned subsidiary which is engaged in commercial printing, filed for protection under chapter 11 of the Federal Bankruptcy Code: Bright Now, Inc. doing business as United Printing and Publishing, Case No. 99-18814 in the US Bankruptcy court in the Middle District of Florida, Tampa Division. The Company expects Bright Now, Inc. to file a plan of reorganization in due course. A preliminary hearing will be held in Courtroom 8A, Sam M. Gibbons United States Courthouse, in Tampa, Florida on February 7, 2000, at 1:30 PM before the Honorable Paul M. Glenn, United States Bankruptcy Judge, to consider and act upon the U.S. Trustee's Motion to Dismiss or Convert Chapter 11 Case. At the date of this report, the Company is uncertain regarding the business and prospects of Bright Now, Inc., which have been highly dependent upon the ability of the Company to provide funding to Bright Now, Inc., which has depended in turn upon the Company's ability to obtain debt or equity funding. Continuing operations of Bright Now, Inc., if any, will quite likely remain dependent upon the Company's ability and desire to provide funding to Bright Now, Inc. for working capital, of which there is no assurance in either case. Most of the company's publishing activities are conducted directly, so a possible liquidation of Bright Now, Inc. possibly could be expected to increase the Company's cost of goods sold in the event the Company were to be required to have its own publications and work for its commercial printing customers to be printed by others. See the information below regarding the Company's order of its own printing press.

All of the Company's commercial printing business in Tampa is now being conducted by Bright Now, Inc. That subsidiary operates one eight color cold set web press and one seven color cold set web press, both manufactured by Harris Heidelberg, and has a complete pre-press facility, including disk to film capability.

The Company has ordered its own printing press which is expected to be installed in its new headquarters and operations facility and be in operation by mid- to late February 2000. The new press is manufactured by the Raghbeer Company located in New Delhi, India. The Press is called a FAST-300 and will consist of 6-printing units, 6-roll stands and a folder. The FAST-300 is very similar in configuration and operation to a Goss Community printing press. Installation of this new printing press will make the Company's commercial printing operations independent of Bright Now, Inc.

The Company, through its Bright Now, Inc. subsidiary, prints primarily specialty newspapers, advertiser products and house organs for others. The Company's customers are located principally in the Tampa Bay Area and Central Florida, but the Company also has customers in South Florida. Commercial printing accounts for approximately 42 percent of the Company's revenues. The Company's commercial printing business is seasonal, with a decline of approximately 15 percent in revenues in the summer months from the peak revenues during the winter months. The Company's revenues are generated over a broad base of customers with no one single customer comprising over ten percent of annual print revenues. The Company does not maintain contracts with any of its customers for commercial printing. Commercial printing is highly competitive in the Tampa Bay and Central Florida markets. Competition is significantly based upon price, but quality of printing and timeliness of delivery are also factors. There are approximately four other commercial printers who have capacity to print color cold set work with whom the Company competes. The Company's major competitor is Web Offset which operates two printing plants, one in Tampa and one in Clearwater. Web Offset has over nine cold set presses and currently dominates the commercial offset web business in West Central Florida. The Company believes that a number of these competitors have been in business longer and have greater financial resources than the Company. Commercial printing opportunities can be significantly influenced by advertising, equipment upgrades, additional capital equipment purchases and a qualified sales force. The Company has been hampered by insufficient funds to maintain the quality and efficiency of Bright Now, Inc.'s equipment, an aggressive advertising program and a qualified sales force. The Company's raw materials, principally newsprint and ink, are available from numerous suppliers. The printing industry infrequently experiences shortages in paper supplies. The Company employs ten personnel in Bright Now, Inc.'s commercial printing operations.

The Company maintains a small business recycling damaged roles and butt end or dink roles of newsprint through its Southern Paper and Converters, Inc. subsidiary. The Company purchases these roles from other printers, primarily major daily newspapers in Florida and South Georgia. The salvageable newsprint is cut into sheets and sold for a variety of purposes, primarily for packing. The unsalvageable waste is sold to paper mills for reprocessing. This operation comprises an insignificant part of the Company's operations. Once fully operational at its new headquarters and operations offices in Tampa, the Company expects to discontinue operations of Southern Paper and Converters, Inc. The Company has no plans on continuing any type of recycling business in the future.

PUBLICATIONS AND PUBLISHING ACTIVITIES-

The Company publishes The Register, a bimonthly guide to new homes in the Washington, D.C. metropolitan area, including Maryland and Virginia. The Register principally serves real estate brokers and their agents. The Company is the only supplier of new homes information to the six state Metropolitan Regional Information System, the regional multi-list system, which covers Washington, D.C., Maryland, and Virginia. The Company is the only supplier of comprehensive new homes information to the real estate brokerage industry in its market area. The Company prints The Register at its commercial printing plant in Tampa. To the Company's knowledge, there are no direct competitors with The Register.

The Company's own publishing activities account for approximately 13 percent of its revenues. None of these publishing activities and customers account for more than ten percent of the Company's revenues. All of the Company's continuing publishing operations were acquired or initiated subsequent to the fiscal year covered by this annual report.

INTERNET SERVICES-

The Company acquired seventy percent of a development stage Internet business operating under Gotcashback.com, Inc. The Company plans to generate revenues from home buyers and sellers who register with the Company to use its referral services real estate brokers, title insurance, moving assistance, furniture, and mortgage services. At the closing of their real estate transaction, the buyer or seller using Gotcashback.com will receive a rebate on total fees and costs. Gotcashback.com, Inc., through its own subsidiaries engaged in providing these services, earns revenues based upon its participation in the various elements of real estate transactions. The Company expects to begin generating revenues in November 1999 and is beta testing its concept in the greater Washington, DC, Virginia and Maryland markets. Gotcashback.com can be accessed at www.gotcashback.com on the Internet. The Company's Internet services were initiated subsequent to the fiscal year covered by this annual report. The Company is not aware of anyone offering services similar to gotcashback.com.

COMPUTER AND SOFTWARE SERVICES-

The Company is a seller of custom-built personal computers, network solutions, Web site design and hosting services in the Greater Houston, Texas market area. The Company operates an e-commerce site through which it offers 36,000 computers, computer components and accessories. The business was founded 1994 and has enjoyed profitable operations every year since inception except fiscal 1999 and the first two quarters of year 2000. The Company supplies custom built PC's to several Houston area community colleges and has contracts with the Houston Area School System, as well as an active individual customer base. The Company maintains one retail store at which it generates revenues from walk in traffic. The Company's Web site can be accessed at www.buyaci.com. The Company competes with Dell, Gateway, CompUSA and hundreds of other local, regional and national vendors of personal computers, components and software.

Item 2.  Description of Property.

Bright Now, Inc.'s commercial printing facilities are located in a 40,000 square foot office/warehouse/industrial facility which it occupies, in the historic Ybor City district of Tampa. The printing presses and certain other equipment located at this facility are also subject to a foreclosure judgment in favor of Bank of America. This facility is adequate for Bright Now, Inc.'s commercial printing operations; however, the printing presses are in need of substantial maintenance. Bright Now, Inc. generally runs one shift 5 days a week, but when necessary can increase to two or three shifts and extend printing schedules up to seven days a week. Bright Now, Inc. has excess capacity on its existing press equipment. The facility is in need of significant maintenance and capital improvements. This property, as well as the printing presses and certain other equipment, has been foreclosed on and is subject to repossession at any time, a judgment in favor of the Company's mortgage lender has been granted. See, "Legal Proceedings" in Item 3, below.

The Company's operations in suburban Washington, D.C. and in Houston, Texas are located in leased general office space which is suitable for The Company's needs.

The Company has entered into an Occupancy Agreement, pending execution of a Sale Agreement and closing of the purchase of a 32,000 sq ft office and light industrial building located in Tampa, Florida. The Company has relocated its headquarters to this facility prior to closing the purchase and intends to install its own new printing press at this facility. The seller is providing the financing for the Company's purchase of this property. The purchase is contingent upon the seller obtaining a re-platting of the property to separate it from the larger parcel which the seller owns.

Item 3. Legal Proceedings

The Company's litigation is primarily, but not exclusively, confined to suits and claims against Bright Now, Inc. For information about the filing by Bright Now, Inc. for protection under Chapter 11 of the Federal Bankruptcy Code, see "Bankruptcy of Bright Now, Inc." in Item 1, above.

Bright Now, Inc. is a defendant in a suit alleging racial discrimination in which the plaintiff seeks unspecified damages. The suit, Holloway vs. Bright Now, Inc., Case No. 98-1246 in the U.S. District Court for the Middle District of Florida, Tampa Division, alleges discrimination before the Company acquired its subsidiary and seeks unspecified damages. The Company believes the allegations have no merit and is vigorously defending the action.

Bright Now, Inc. is a defendant in a foreclosure action against the Company's printing plant and equipment based upon a first mortgage and security interest. Judgment has been entered against Bright Now, Inc. in NationsBank, N.A. vs. Bright Now, Inc., et al., Case No. 98-7658 in the Hillsborough County, Florida Circuit Court. This property, as well as the printing presses and certain other equipment, has been foreclosed on and is subject to repossession at any time, a judgment in favor of the Company's mortgage lender has been granted. Bright Now, Inc. has never been the owner of the property and the Company has never taken record title to the property.

Bright Now, Inc. is a defendant in a foreclosure action against the Company's printing plant based upon a second mortgage. The case is Second 26 Corp. vs. Bright Now, Inc., Case No. 189-0880 in the Hillsborough County, Florida Circuit Court.

Bright Now, Inc. is also a defendant in the following litigation with vendors:

Prestige Paper, Inc. and Midsouth Pulp and Paper, Inc. vs. Bright
Now, Inc., Case No. 98-3417 in the Hillsborough County, Florida Circuit Court seeks recovery of $230,000. The Company has issued common stock as collateral for this claim and has stipulated to entry of judgment.

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

Anderson & Orcott vs. Bright Now, Inc., Case No. 98-3807 in the
Hillsborough County, Florida Circuit Court seeks recovery of approximately $10,000.

One of the Company's subsidiaries is a defendant in Ryder Transportation Services vs. Southern Paper and Converters,Inc., Case No. 97-19164 in the Hillsborough County, Florida Circuit Court sought recovery of approximately $10,000. Judgment has been entered in favor of the plaintiff.

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

Larry S. Hyman vs. Chronicle Communication, Inc., Case No. 98-5547 CI 7 This action is for breach of contract in the acquisition of a printing plant and seeks $739,371.70 in damages. Plaintiff's motion for summary judgment has been denied. The Company believes it has substantial defenses to this claim and is vigorously defending.

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

The Company and its subsidiaries are also involved as defendants in additional litigation with vendors. The Company's subsidiary was a defendant in several additional suits which were resolved prior to September 30, 1999 and are reflected in the financial statements elsewhere herein.


Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's common stock is quoted under the trading symbol of CRNC on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. The Company's common stock was first quoted in the over-the-counter market on or about August 19, 1998. The high and low bid quotations for each of the five calendar quarters the Company's common stock has quoted in the over-the-counter market ended on September 30, 1999 and for the quarter ended December 31, 1999 are set forth in the following table. These over-the-counter bid quotations do not reflect retail markup, markdown and or commission and may not necessarily represent actual transactions.

Quarter ended           High Bid         Low Bid

September 1998            .667             .1875
December 1998             .50              .50
March 1999                .875             .875
June 1999                 .29              .29
September 1999            .46              .33
December 1999             .625             .07

The Company had approximately 646 holders of its common stock at September 30, 1999. At January 24, 2000, the Company had approximately 685 holders of its common stock. The Company's transfer agent is Atlas Stock Transfer of Salt Lake City, Utah.

The Company has not paid dividends on its common stock since inception and does not anticipate paying dividends in the near future. The Company has not earned net profits from which to pay dividends.

During the fiscal year ended September 30, 1999, the Company sold
12,006,414
shares of its common stock with aggregate proceeds in cash and services of approximately $3,310,537. The common stock was issued in reliance upon Rule 505 under the Securities Act of 1933, as amended, as part of an offering which began in June 1997. The cash proceeds from the sale of the common stock were used for general working capital purposes, to fund the operations of Bright Now, Inc., to settle claims and to make acquisitions. The common stock was sold directly by the Company without an underwriter.

The common stock was sold for cash to a total of 22 persons, including existing stockholders, accredited investors and a limited number of non-accredited investors. On July 28, 1999, the Company issued 125,000 shares of its common stock to three individuals in payment of consideration for seventy percent of the issued and outstanding equity securities of Gotcashback.com, Inc. These shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended, from the registration requirements of said act. On August 19, 1999, the Company issued 2,250,000 shares of its common stock to two individuals (spouses) in payment of consideration for 100 percent of the issued and outstanding equity securities of AmeriComp Computers, Inc. These shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended, from the registration requirements of said act.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The Company completed the acquisition of AmeriComp Computers, Inc. of Houston, TX, on August 19, 1999. The acquisition of AmeriComp Computers, Inc. will not be treated as a "pooling" under generally accepted accounting principles. The Company did have to complete audits of the financial records of AmeriComp for the periods ended September 30, 1999 and December 31, 1998. The year ended September 30, 1999, on a consolidated basis represent 42 calendar days of the Company operating AmeriComp Computers, Inc. as a subsidiary. The Company completed an acquisition of Bright Now, Inc. and Southern Paper and Converters Inc. on September 30, 1998. This acquisition of the two related companies was treated as a "pooling" under generally accepted accounting principles. As a result of the pooling, the operations of the parent company only and the acquired subsidiaries have been consolidated for the fiscal years ended September 30, 1999 and 1998 and 1997. The Company's previously reported financial statements for the fiscal year ended September 30, 1997 has been restated to reflect the pooling. At September 30, 1997 and 1998, the Company, on both a parent only and consolidated basis, and its subsidiaries, considered individually, were technically insolvent. The Company operates a commercial web-offset printing business and a newsprint paper recycling business located in Tampa, Florida and during part of the reported periods was the publisher of two free weekly shopper-style tabloid newspapers, for 42 days of the period the Company operated a custom computer reseller, and operated a real estate publication in the Maryland area. The Company's revenues were generated through sales of commercial printing services, sales of display advertising in its own publications, sales of classified advertising and sales of recycled newsprint to the packaging and shipping industry, and the sales of computer parts and accessories.

The Company's operating activity for the year ended September 30, 1999 reflect seventeen weeks of The South Georgia Chronicle - Thomas County Edition. The Company operated its commercial printing plant and its paper recycling business for the entire 1999 fiscal year, Bartow Communications, New Homes Register results from operations for nine full months, Nicholson Enterprises, for nine full months and AmeriComp Computers for 42 calendar days. The Company's operating activity for the year ended September 30, 1998 reflects one full year of operations with the South Georgia Chronicle both the Grady and Crisp County Editions, shopper style tabloid newspapers, and a full year of operations from it's commercial printing plant and it's paper recycling business.

The Company incurred operating losses of $3,967,079 and $1,813,577 for the years ended September 30, 1999 and 1998, respectively. At September 30, 1999 current liabilities exceeded current assets by $4,131,033 and the Company was in default on substantially all its debts -- See note 5 to the financial statements appearing elsewhere herein. Additionally, major vendors had placed the Company on a COD basis for purchases.

The Company had a slight growth in revenue for the 1999 fiscal year compared to the 1998 fiscal year of approximately 10% or $186,474. Gross profit for the same period rose to $229,923 for the 1999 fiscal year compared to 1998 fiscal year of $57,005 or a improvement of 9% when compared to revenues for the reported periods.

The Company experienced an increase in General and Administrative expenses for the 1999 fiscal year compared to the 1998 fiscal year of $2,366,640. The increase is largely related to stock compensation to officers of $1,049,492, stock compensation to others of $308,798, consulting expenses of $599,275, legal expenses of $166,416 and accounting expenses of $130,834.

During the first quarter of the fiscal year, which began on October 1, 1999, management has vigorously been working to eliminate and rectify ongoing administrative and operational matters in order to more efficiently proceed with our ongoing efforts to strengthen the Company. These items include the resolution of several outstanding litigation matters, employment contracts and property belonging to discontinued operations. Additionally, with the finalization of the bankruptcy proceedings for Bright Now, Inc d.b.a. United Printing and Publishing within the next 120 days, the Company will eliminate substantially all of the long-term debt, primarily composed of notes that are in default and litigation, currently reflected on our balance sheet. However, this debt will be replaced with a mortgage of approximately $2,125,000.00 for our new corporate headquarters and long-term equipment loan of approximately $589,000.00 for a new state of the art printing press. This property and equipment will add approximately $3,250,000.00 in assets to the balance sheet. Moreover, this new facility and press will allow us to improve our operational and administrative efficiencies and further develop our product lines and market.

Limited liquidity and financial resources:

During the 1999 and 1998 fiscal years, the Company funded much of its working capital needs through the sale of its common stock. Approximately $2,190,000 in capital was raised in connection with these stock sales. The Company's continued ability to operate is dependent on its ability to either refinance its existing debt or raise additional capital.

The Company's working capital position declined by $1,306,385 at September 30, 1999. This condition is the result of an increase in total current assets to $338,448 from $222,809, coupled with an increase in total current liabilities by $1,462,856 partially as a result of defaults on long-term liabilities. The Company experienced an increase from period to period in current maturities of long-term debt by $188,891, accounts payable by $500,886, accrued payroll liabilities by $207,264 and other accrued liabilities by $520,834. Both the Company's total current assets and total current liabilities, as well as operating expenses, have been adversely impacted by the costs associated with the partial discontinuance of several of the Company's South Georgia publications, its 1998 acquisitions, which had considerable debt and costs associated with building a market for its common stock.

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

The Company's annual results covered in this annual report began on October 1, 1998, and ended on September 30, 1999. The Company completed an acquisition of Bright Now, Inc. and Southern Paper and Converters Inc. on September 30, 1998. This acquisition of the two related companies was treated as a "pooling" under generally accepted accounting principles for periods prior to the acquisition date, including the comparative quarterly periods ended December 31, 1998, March 31, 1999, and June 30, 1999. At June 30, 1999 and 1998, the Company, on both a parent only and consolidated basis, and its subsidiaries, considered individually, were technically insolvent.

The Company's operating activity for the twelve months ended September 30, 1999 reflect twenty-six editions of New Homes Register, eight editions of Business Builder, eight editions of Bonded Builder News, and the Company operated its commercial printing plant and its paper recycling business for the entire twelve months, and 42 calendar days of the Company operating its AmeriComp Computers, Inc. The Company's operating activity for the twelve months ended September 30, 1998, reflect fifty-two weeks of the South Georgia Chronicle Thomas County Edition, thirty-nine weeks of the South Georgia Chronicle Crisp County Edition, and revenues from its commercial printing plant and its paper recycling business.

The Company incurred operating losses of $3,967,079 for the twelve months ended September 30, 1999, against operating losses of $1,813,577 for the twelve months ended September 30, 1998. At September 30, 1999 and 1998, current liabilities exceeded current assets and the Company was in default on substantially all its debts. Additionally, major vendors had placed the Company on a COD basis for purchases.

The losses for the twelve months ended September 30, 1999, were directly related to commercial printing jobs dropped at the Company's printing facility that did not meet the Company's minimum profit standards and seasonal downturn in the commercial printing business. Additionally, the Company suffered revenue losses as a result of no working capital, vendors declining credit terms and requiring payment on delivery, and further deterioration of printing equipment resulting in loss of customer base.

The Company showed a decrease in cost of good sold for the twelve months ended September 30, 1999, over the same period in 1998. Cost of sales as a percent of revenue was 88.1% for the twelve months ended September 30, 1999, verses 96.7% for the same twelve months ended 1998, which represents an almost 10.0% decline in cost of sales. Net loss per common share, basic was ($.51) and ($.70) for the twelve months ended 1999 and 1998, respectfully. This represents a reduction of the net loss per common share, basic of $.19 or 37.3%.

The Company's management believes if it had been better capitalized during the period it could have offset the losses by making capital equipment purchases and repairs that would be expected to have improved efficiency and increased its commercial printing revenues.

The Company's acquisitions of additional companies in January and August 1999 have negatively impacted the Company's operating performance. Management expects these 1999 acquisitions to triple the Company's revenues and allow the Company to spread the costs associated with building a market for its common stock over a larger revenue base.

Limited liquidity and financial resources:

During the twelve months ended September 30, 1999 and 1998, the Company funded much of its working capital needs through the sale of its common stock. The Company continued ability to operate is dependent on its ability to either refinance its existing debt or raise additional capital.

The Company's working capital position declined by $1,306,385 at September 30, 1999. This condition is the result of an increase in total current liabilities by $1,462,856 partially as a result of defaults on long-term liabilities. The Company experienced an increase from period to period in current maturities of long-term debt by $188,891. Accounts payable increased by $500,886. Accrued payroll liabilities increased by $207,264 and other accrued liabilities by $520,834.

Year 2000 considerations:

The Company has not experienced any adverse consequences related to year 2000 considerations.

Item 7. Financial Statements.

January 25, 2000
INDEPENDENT AUDITORS' REPORT
To the Board of Directors and Stockholders of Chronicle Communications, Inc.

We have audited the accompanying consolidated balance sheets of Chronicle Communications, Inc., (a Georgia Corporation) and subsidiaries as of September 30, 1999, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chronicle Communications, Inc. and subsidiaries as of September 30, 1999, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Respectfully submitted,

/s/  BELLA, HERMIDA, GILLMAN, HANCOCK & MUELLER

Certified Public Accountants
Plant City, Florida

CHRONICLE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


ASSETS

                                              September 30,
                                  1999             1998            1997

CURRENT ASSETS:
Cash                         $   7,707          $   14,457  $    1,455
Accounts Receivable            197,218             123,055     312,806
Inventory                       32,110              85,297     101,384
Other Current Assets           101,413              22,144
Advances to Stockholders,
 Current Portion               115,000

Total Current Assets           338,448             222,809     552,789

PROPERTY AND EQUIPMENT,
Net of Accumulated
 Depreciation of $745,659
(1999), $504,453 (1998)
 and $338,344 (1997)         1,334,850           1,496,990   1,662,512

ADVANCES TO STOCKHOLDERS       491,308             160,021     200,075

OTHER ASSETS                   608,749               6,417      12,764

TOTAL ASSETS                $2,773,355          $1,886,237  $2,428,140


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Bank Overdraft               $  31,944           $  5,014    $  28,613
Short-Term Notes               322,321            304,270      181,897
Current Maturities
 of Long-Term Debt           1,178,390          1,030,331      180,790
Accounts Payable             1,585,523           1,084,637     852,150
Accrued Payroll Liabilities    532,231             324,967     204,981
Other Accrued Liabilities      819,072             298,238      72,554

Total Current Liabilities    4,469,481           3,047,457   1,520,985

LONG-TERM LIABILITIES          192,000                         849,715

Total Liabilities            4,661,481           3,047,457   2,370,700

STOCKHOLDERS' EQUITY:
Common Stock, No Par
 Value, 35,000,000
 Shares Authorized,
 15,374,199, 3,367,785
 and 2,388,708 Shares
 Issued and Outstanding at
 September 30, 1999, 1998
  and 1997, respectively     5,825,903          2,515,366    1,920,449
  Accumulated Deficit       (7,714,029 )       (3,676,586 ) (1,863,009)

  Total Stockholders'
   Equity (Deficit)         (1,888,126 )       (1,161,220 )     57,440

TOTAL LIABILITIES AND
STOCKHOLDERS'
 EQUITY (DEFICIT)           $2,773,355         $1,886,237   $2,428,140


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

2
CHRONICLE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS


                                  For the Years Ended September 30,
                                   1999          1998          1997


SALES                           $1,934,500   $1,748,026    $2,421,931


COST OF SALES                    1,704,577    1,691,021     2,198,196


GROSS PROFIT                       229,923       57,005       223,735


OPERATING EXPENSES:
General and Administrative       3,934,388    1,567,748     1,559,489
Interest                           262,614      302,834       180,749

Total Operating Expenses         4,197,002     ,870,582     1,740,238


LOSS FROM OPERATIONS            (3,967,079)  (1,813,577 )  (1,516,503)


OTHER INCOME (EXPENSE)        (     70,364)                    88,992


NET LOSS                        $4,037,443) $(1,813,577)  $(1,427,511)



NET LOSS PER COMMON
 SHARE, BASIC                  $(  0.51)      $(  0.70)      $(  .68)


WEIGHTED-AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	       7,798,896    2,589,632     2,113,131



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements


CHRONICLE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997



                              Common Stock       Preferred Stock  Accumulated
                            Shares   Amount      Shares   Amount    Deficit


Balance,
 October, 1996            1,789,750   $787,346   $               $( 435,498 )


Common Stock Issued:
For Cash, Net of
 Offering Costs             570,083    977,759
For Consulting Services       2,500      2,500
For Payment of
 Directors' Fees              8,750     17,500
For Employee Compensation    17,625     35,944

Preferred Stock Issued
 for Services                                   7,500,000    7,500

Surrender and Cancellation of
	Preferred Stock Issued                     (7,500,000)  (7,500)

Contribution of Services                99,400

Net Loss for the Year                                            (1,427,511)


Balance,
 September 30, 1997       2,388,708 $1,920,449           $-     $(1,863,009 )


Common Stock Issued:
For Cash, Net of
 Offering Costs             360,241    283,620
For Consulting Services     577,500    255,000
For Commissions Payable       7,720     22,398
For Interest on Loans        10,760     16,299
For Employee Compensation     3,000      6,600
For Debt Repayment           19,856     11,000

Net Loss for the Year                                            (1,813,577)


Balance,
 September 30, 1998       3,367,785 $2,515,366                  $(3,676,586)


Common Stock Issued:
For Cash, Net of
 Offering Costs           2,826,378    667,871
For Consulting Services   2,518,468    575,025
For Employee Compensation 2,263,580  1,012,160
For Debt Repayment        1,070,738    326,203
For Operating Expenses      394,389    133,241
For Acquisitions          2,500,000    407,812
For Shareholder Advances    432,861    188,225

Net Loss for the Year                                            (4,037,443)


Balance,
 September 30, 1999      15,374,199 $5,825,903            $-    $(7,714,029)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements


CHRONICLE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                            For the Years Ended September 30,
                                     1999              1998            1997

OPERATING ACTIVITIES:
Net Loss                         $(4,037,443)     $(1,813,577)   $(1,427,511)
Adjustments to Reconcile
 Net Loss to Net Cash Used
 in Operating Activities:
  Depreciation and Amortization      170,354          172,456        161,039
  Loss (Gain) on the Sale of Assets   14,462                        ( 88,992)
  Loss on Investments                 55,902
  Expenses Paid with Stock         2,147,778          300,297         38,444
  Expenses Paid with Debt            396,236
  Contributed Services                                                99,400
  Increase or Decrease in:
    Accounts Receivable              116,295          189,751         24,122
    Inventory                         63,730           16,087          2,411
    Other Assets                    ( 33,134 )         22,144         70,101
    Accounts Payable                 312,913          232,487        396,612
    Accrued Liabilities              615,895          345,670        212,129

      Net Cash Used in
       Operating Activities      (   177,012 )    (   534,685)   (   512,245)


INVESTING ACTIVITIES:
  Cash from Acquisitions              46,929                         119,620
  Purchase of Property and
  Equipment                         ( 14,549 )        (   586)    (  556,261)

    Net Cash Provided by
    (Used in) Investing
     Activities                       32,380          (    586)   ( 436,641)


FINANCING ACTIVITIES:
  Bank Overdraft                      20,135          ( 23,599)    ( 26,247)
  Proceeds from Issuance of Debt      68,500           174,004      849,257
  Principal Payments of Debt       (  33,448)        (  40,805)   ( 652,825)
  Advances to Stockholders         ( 129,343)         155,053     ( 215,952)
  Proceeds from Issuance of Stock    212,038          283,620       977,759

    Net Cash Provided by
    Financing Activities             137,882          548,273       931,992


NET INCREASE (DECREASE) IN CASH  (    6,750 )          13,002      ( 16,894)


CASH AT BEGINNING OF YEAR            14,457             1,455        18,349


CASH AT END OF YEAR                $  7,707          $ 14,457     $   1,455



CHRONICLE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                         For the Years Ended September 30,
                                         1999         1998           1997


SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:

Cash Paid during the Year for
 Interest                              $29,455       $29,172       $150,517
SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

  Stock Issued for Payment
   of Expenses                      $2,147,778       $   0          $17,500

Equipment Purchased with Notes      $      0         $   0          $86,799

Stock Issued for Debt Repayment     $    43,640      $11,000        $    0

Stock Issued for Acquisitions
  and Investments                     $ 512,049

Stock Issued for Stockholder
 Advances                           $   397,234

Proceeds from Sale of
 Investments for Stockholders
 Advances                         $       8,297

Property Surrendered for
 Debt Repayment                        $ 14,000


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements


CHRONICLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999, 1998 AND 1997


NOTE 1:	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Chronicle Communications, Inc., a Georgia Corporation, was originally organized as a publisher of several newspaper and shopper editions in several Georgia counties. During 1998, these publications were discontinued and the Company began a series of acquisitions in the publishing and computer communications field. Chronicle Communications, Inc. now serves as the parent company to the acquired businesses.

On September 30, 1998, the Company acquired Bright Now, Inc. and Subsidiaries in a business combination accounted for as a pooling of interests. The accompanying financial statements for 1998 are based on the assumption that the companies were combined for a full year and the financial statements of the prior year have been restated to give effect to the combination. Bright Now, Inc. operates a commercial printing plant in Tampa, Florida.

On January 3, 1999, the Company acquired Bartow Communications, Inc. in a combination accounted for as a purchase. The financial statements include the results of operations of Bartow Communications, Inc. from the date of acquisition through September 30, 1999. Bartow Communications, Inc. publishes real estate editions in the Washington, D.C. area.

On August 19, 1999, the Company acquired Americomp Computers, Inc., a computer equipment retailer, located in Houston, Texas. The combination was accounted for as a purchase and the financial statements include the results of operations for Americomp Computers, Inc. from the acquisition date through September 30, 1999.

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

Reclassification of Financial Statement Presentation

Certain reclassifications have been made to the 1997 and 1998 financial statements to conform to the 1999 financial statement presentation. Such reclassifications had no effect on net income as previously reported.

Cash Equivalents

For purposes of financial statement presentation, the Company considers all highly liquid instruments with maturity of three months or less to be cash equivalents. The Company holds no such instruments at September 30, 1999, 1998 and 1997.

Accounts Receivable

The Company grants unsecured credit to its customers for terms of 10 to 60 days. The Company considers all accounts receivable to be collectible; therefore, no allowance for uncollectible accounts has been recorded.

Inventory

Inventories are recorded at the lower of cost (first-in, first-out) or market. Inventories consist principally of paper, printing supplies and computer parts.


CHRONICLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999, 1998 AND 1997


NOTE 1:	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over estimated useful lives ranging from 5 to 40 years. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

Deferred Financing Costs

Costs connected with obtaining and executing debt agreements are capitalized and amortized on the straight-line basis over the term of the related debt. Amortization expense charged to operations for the years ended September 30, 1999, 1998 and 1997 amounted to $11,415, $6,347 and $19,476, respectively.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Chronicle Communications, Inc. and all wholly owned subsidiaries. All material intercompany transactions have been eliminated.


NOTE 2:	GOING CONCERN

The Company incurred operating losses of $3,967,079, $1,813,577 and $1,516,503 for the years ended September 30, 1999, 1998 and 1997, respectively. At September 30, 1999, current liabilities exceeded current assets by $4,131,033, and the Company is in default on substantially all of its debt. Major vendors have placed the Company on a COD basis for future purchases. Bright Now, Inc. has filed for reorganization under Chapter 11 of the United States Bankruptcy Code.



CHRONICLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999, 1998 AND 1997


NOTE 2:	GOING CONCERN (CONTINUED)

These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

During 1999, 1998 and 1997, the Company funded much of its working capital needs through the sale of its common stock. Approximately $2,190,000 in capital was raised in connection with these stock sales. The Company's continued ability to operate is dependent on its ability to refinance its existing debt, raise additional capital, collect stockholder advances and reverse negative operating trends.

NOTE 3:	ACQUISITIONS

On January 3, 1999, the Company acquired Bartow Communications, Inc. for 125,000 shares of the Company's common stock, in a business combination accounted for as a purchase. Bartow Communications, Inc. is primarily engaged in real estate publishing in the Washington, D.C. area. The results of operations of Bartow Communications, Inc. are included since the date of acquisition. The total cost of the acquisition was $14,062, which exceeded the fair value of the net assets of Bartow Communications, Inc. by $214,824. The excess was allocated to goodwill and is being amortized on a straight line basis over a period of twenty years.

On August 19, 1999, the Company acquired Americomp Computers, Inc. for 2,250,000 shares of the Company's common stock, in a combination accounted for as a purchase. Americomp Computers, Inc. is primarily engaged in retail sales of personal computer equipment. The total cost of the acquisition was $373,500, which exceeded the fair value of the net assets of Americomp Computers by $401,791. The excess was allocated to goodwill and is being amortized on a straight line basis over a period of twenty years. The results of operations of Americomp Computers are included since the date of acquisition. The following presents pro forma information as if the acquisition had occurred on January 1, 1998.
                                                 1999                1998

Net Sales                                      $3,204,178         $5,478,613

Net Income                                    $(4,127,078)       $(1,687,920)

Earnings per Share:

                    Basic                    $(     .51 )       $(    .57)

                    Fully Diluted            $(     .51 )       $(    .57)

The above amounts reflect adjustments for amortization of goodwill acquired in the purchase. The amounts included for Americomp Computers, Inc. are based on a December 31 year end, and therefore reflect only nine months activity for the year ended September 30, 1999.

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


CHRONICLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999, 1998 AND 1997

NOTE 3:	ACQUISITIONS (CONTINUED)

Summarized results of operations of the separate companies for the period from October 1, 1997 through September 30, 1998, the date of acquisition, are as follows:

                                           Chronicle
                                      Communications, Inc.  Bright Now, Inc.

Net Sales                              $   456,246            $1,291,780

Net Loss                               $ 1,363,223            $  450,354

The summarized assets and liabilities of the separate companies on the date of acquisition were as follows:

                                           Chronicle
                                      Communications, Inc.  Bright Now, Inc.

Current Assets                      $     19,676             $   203,133
Property and Equipment                   325,855               1,171,135
Other Assets                             160,946                   5,492

Total Assets                        $    506,477             $ 1,379,760

Liabilities                         $   970,680              $2,076,777

The following is a reconciliation of net sales and net loss as previously reported for 1997 with restated amounts:

                                                            Year Ended
                                                        September 30, 1997

Net Sales:
  As previously reported                                  $   645,051
  Bright Now, Inc.                                          1,776,880

As Restated                                               $ 2,421,931


Net Loss:
  As previously reported                                  $(   872,383)
  Bright Now, Inc.(   555,128)

As Restated                                                $(1,427,511)


CHRONICLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999, 1998 AND 1997


NOTE 4:	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, less accumulated depreciation:

                                        1999           1998           1997

  Land                                $ 30,875      $ 30,875       $ 30,875
  Building and Improvements            691,471       721,471        721,471
  Machinery and Equipment            1,358,163     1,249,097      1,248,510

    Total                            2,080,509     2,001,443      2,000,856

  Less, Accumulated Depreciation       745,659       504,453       338,344

    Net Property and Equipment      $1,334,850    $1,496,990    $1,662,512


Depreciation expense for the years ended September 30, 1999, 1998 and 1997 was $158,939, $166,109 and $141,563, respectively.


NOTE 5:	SHORT-TERM DEBT

Short-Term Debt consists of the following:

                                              1999        1998         1997

Line of credit payable to bank; unsecured;
  bearing interest at bank prime plus 2.5%;
  in default, entire principal plus interest,
  costs and fees due immediately            $30,931     $ 25,000     $ 25,000

Note payable to individual; secured by
  mortgage on real estate; bearing interest
  at 10%; in default, entire principal plus
  interest due immediately                   46,245       46,245       46,245

Note payable to individual; unsecured;
  bearing interest at 11%; in
  default, entire principal plus
  interest due immediately                   12,500       12,500

Loans payable to individuals; unsecured;
  bearing interest at various rates with
  various repayment terms                   232,645      220,525      110,652


    Total Short-Term Debt                  $322,321     $304,270     $181,897


CHRONICLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999, 1998 AND 1997


NOTE 6:	LONG-TERM DEBT

Long-Term Debt consists of the following:

                                     1999             1998            1997

Mortgage note payable; bearing
 interest at 8%; monthly
 payments of principal and
 interest of $1,142; in
 default, entire principal
 plus interest and fees due
 immediately; secured by
 mortgage on real estate;
 guaranteed by the Company's
 president and majority
 stockholder                     $ 110,567        $ 115,965       $ 118,832

Note payable to bank; bearing
 interest at 11%; in default,
 entire unpaid balance of
 principal and interest due
 immediately; secured by
 equipment, trade accounts
 receivable, and 42,500
 shares of the Company's
 common stock; co-signed
 by four stockholders               40,832           56,927          54,887

Note payable to stockholder;
 bearing interest at 11%;
 in default, entire unpaid
 balance of principal and
 interest due immediately;
 secured by all of the
 property of the Company            25,000           25,000          25,000

Note payable to individual;
 bearing interest at 10.5%;
 monthly payments of interest
 only through December 1,
 1998; secured by mortgage
 deed to real estate                                 14,000          14,000

Note payable to bank; bearing
 interest at 10.95%; monthly
 payments of $4,231; in default
 with entire principal, plus
 interest, costs and fees
 due immediately; secured by
 mortgage on real estate           521,350          404,280         404,901

Note payable to bank; bearing
 interest at bank prime plus
 2.5%; monthly payments of
 $5,609; in default with
 entire principal, plus
 interest, costs and fees
 due immediately; secured
 by blanket lien on all
 business assets                   297,641          237,355         247,230

Note payable to financial
 institution; bearing interest
 at 18%; monthly payments
 of $3,849;in default with
 entire principal, interest,
 costs and fees due immediately;
 secured by lien on equipment
 and judgment entered
 March 19, 1998                    171,000          171,000         122,342

Note payable to vendor;
 payable at a minimum of
 $1,500 monthly by
 applying a portion of
 purchases over 36 months;
 secured by equipment                                 5,804          43,313



CHRONICLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999, 1998 AND 1997


NOTE 6:	LONG-TERM DEBT (CONTINUED)
                                              1999         1998       1997

Loans payable to individuals; unsecured;
 bearing interest at various rates with
 various repayment terms                     204,000
Total                                      1,370,390   1,030,331   1,030,505

Less, Current Maturities                   1,178,390   1,030,331     180,790

Net Long-Term Debt                       $   192,000  $    0     $   849,715

Based on current borrowing rates, the fair value of notes payable approximates their carrying amount.


NOTE 7:	INCOME TAXES

The Company has tax loss carryforwards of approximately $7,456,370 that may be applied against future taxable income. These losses create a deferred tax asset at September 30, 1999, 1998 and 1997. Due to the uncertainty of the Company's realization of this benefit, management has established a valuation allowance equal to the total amount of the deferred tax assets.


                                    1999             1998            1997

Loss Carryforward             $1,112,296        $612,208      $320,509

Less, Valuation Allowance      1,112,296         612,208       320,509

Net Deferred Tax Assets        $    0           $     0     $      0

The loss carryforwards expire as follows:

Year of Expiration	    Amount

2011              $     68,400
2012                 1,385,735
2013                 1,923,731
2014                 4,078,504

                    $7,456,370

NOTE 8:	RELATED PARTY TRANSACTIONS

The Company has made advances to its president and majority stockholder. These advances have no specific terms, are non-interest bearing, and are unsecured. The balances of these advances, less the amounts repaid, are as follows:
                                  1999              1998            1997

  Advances to Stockholders      $751,730          $444,021         $315,075
  Less, Amount Repaid            260,422           284,000

  Net Advances to Stockholders  $491,308          $160,021         $315,075


CHRONICLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999, 1998 AND 1997


NOTE 9:	STOCK OPTIONS

The Company issues stock options to its officers and directors as compensation for their services. The Company has elected to account for these stock options using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation expense is measured as the excess of the quoted market price of the stock over the option price on the measurement date and charged to the period in which the related services are performed. Compensation charged to operations amounted to $382,668, $36,579 and $0 for the years ended September 30, 1999, 1998 and 1997, respectively.

FASB Statement No. 123 requires pro forma disclosure of information regarding net income and earnings per share determined as if the Company has accounted for these stock options using the fair value method of that Statement. The pro forma information for September 30, 1999, 1998 and 1997 is as follows:

                                    1999             1998          1997

Pro Forma Net Loss               $4,379,774      $1,823,473    $1,440,142

Pro Forma Net Loss
 per Common Share                $   0.56        $   0.70      $  .068

The estimated fair value of these stock options was calculated using the Black-Scholes option pricing model. The weighted-average fair value of the options at their grant date and the assumptions used in the models are as follows:

                                          1999          1998         1997

 Weighted-Average Fair Value            $  .42         $ .12        $ .21
 Risk-Free Interest Rate                  5.01%         5.00%        5.84%
 Dividend Yield                             0            0             0
 Volatility Factor of Expected
  Market Price                            4.19          3.22           -
  Weighted-Average Expected Life            1            1           3.25

A summary of the Company's stock option activity and related information is as follows:

                                1999           1998            1997
                             Weighted         Weighted         Weighted
                             Average          Average          Average
                         Exercise Price    Exercise Price   Exercise Price
                Options  Per Share   Options  Per Share   Options Per Share

Outstanding,
 October 1      390,094   $ .03        5,000    $.03                 $
Granted       3,303,056   $ .12      390,094     .03      5,000    .03
Exercised    (2,286,787 ) $ .12
Canceled/Expired                  (    5,000)    .03

Outstanding,
 September 30 1,406,363   $ .12      390,094    $.03      5,000   $.03

All shares outstanding at September 30, 1999 are exercisable at prices ranging from $.02 to $.05 with estimated remaining lives of less than one year.


CHRONICLE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999, 1998 AND 1997


NOTE 10: EQUITY

On March 11, 1997, the Board of Directors authorized the Company to issue up to 7,500,000 shares of $.001 par value convertible voting preferred stock. During the year ended September 30, 1997, the shares were issued to the Company's president at par value. These shares were surrendered to the Company on September 29, 1997 and cancelled by the Board.

On November 15, 1997, the Company approved a one-to-two reverse common stock split. On July 1, 1998, the Company approved a one-to-four reverse common stock split. All references to number of shares of common stock in the accompanying financial statements have been restated to reflect these transactions.

On July 8, 1999, the Company issued warrants to Generation Capital Associates exercisable for up to 600,000 shares of common stock at $150,000. Unexercised warrants will expire December 31, 2000.

Subsequent to September 30, 1999, the Company issued an additional 6,838,421 shares of common stock, including approximately 2,211,363 restricted shares and 4,627,058 free-trading shares, for general corporate purposes in the amount of $1,479,915.


NOTE 11: COMMITMENTS AND CONTINGENCIES

The Company has been involved in litigation resulting from its default on a bank loan secured by a mortgage on the property on which its plant is currently operating. As a result of an order resulting from the plaintiff's motion for final judgement, the court has scheduled foreclosure sale of the property. The Company has been successful in postponing the foreclosure while it seeks financing from other sources. The Company is also a defendant in litigation with numerous other creditors resulting from the Company's default on debt obligations. Some of these obligations are secured by the Company's assets. To the extent the Company is unable to cure these defaults, it may be obligated to surrender operating assets to satisfy creditors. No estimate of the amount of resulting loss can be made.

The Company leased part of its operating facilities and various office equipment under operating leases with terms of less than one year. Rent expense for these leases amounted to $2,823, $38,679 and $45,644 for the years ended September 30, 1999, 1998 and 1997, respectively.


NOTE 12: CONCENTRATION OF CREDIT RISK

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


NOTE 13: SUBSEQUENT EVENTS

Subsequent to September 30, 1999, Bright Now, Inc. filed for reorganization under Chapter 11 of the United States Bankruptcy Code. A hearing on a motion to dismiss or convert the case to Chapter 7 is scheduled for February 7, 1999.



PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The names, ages and terms of office of directors and executive officers of the Company are set forth in the following table:

Name                  Age       All positions with Company   Director since
------------------   ----      ---------------------------  ---------------
Jackson L. Morris       54       Director, General
                                 Counsel and Secretary             1996
John V. Whitman, Jr.    40       Director, Chairman, President     1996

Each director is elected by holders of a majority of the Common Stock to serve for a term of one year and until his successor is elected and qualified, which is generally at the annual meeting of stockholders. An annual meeting of stockholders was not held in either fiscal 1998 or 1999. Management cannot predict when the Company will go to the expense of holding an annual meeting of stockholders at which directors will be elected. In the meantime, the existing board has the power to fill vacancies created by resignations. The Company obligation to file reports with the U.S. Securities and Exchange Commission arises under Section 15(d) and is not subject to the proxy solicitation and information statement requirements of Section 14 the Company's directors, executive officers and holders of ten percent or more of its equity securities are not subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended, and the regulations thereunder.

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

David E. Salmon, has been the Chief Operating Officer and Investor Relations Officer of the Company since November 1, 1999. Mr. Salmon previously served as Investor Relation Manager with the Company during 1998 and early 1999. Mr. Salmon has served in various roles with public companies since 1992. Mr. Salmon is a member of the National Investor Relations Institute.

Jay E. Ostrow, is the Company's Chief Financial Officer. Mr. Ostrow has completed fourteen years of financial management and accounting services for multi-unit restaurant corporations including dinnerhouse, casual themed and franchised restaurants in Florida. Additionally, Mr. Ostrow provided financial management, and accounting and consulting services on a contract basis for a variety of Tampa Bay businesses including a publicly-held retailer, international manufacturer and distributor, community bank, not-for-profit organizations, finance company, private school and, restaurants. Mr. Ostrow has held the following positions in financial management; Chief Financial Officer Columbia Restaurant Group, Corporate Controller Olde World Cheese Shop, Inc., and Corporate Controller for Wizard Studios, an event management and production company. Recently, Mr. Ostrow has served as Chief Financial officer and Treasurer for the Lionshare Group, Inc., a publicly held (OTC:BB) hospitality Company.

Item 10. Executive Compensation:

The following table sets forth the cash compensation accrued to Mr. Whitman during the three fiscal years ended September 30, 1999. No other executive officer was paid cash compensation of $100,000 or more during these periods.

               Fiscal Year          Position(s)      Salary(1)
               -----------         --------------   -----------
                  1997              President       $  99,400
                  1998              President       $ 125,000
                  1999              President       $ 175,000

(1) The amounts shown are amounts accrued but not paid. Mr. Whitman has however taken advances from the Company during the respective periods.

The following table sets forth certain information about common stock purchase options granted to Mr. Whitman and Mr. Morris during the 1999 fiscal year.

                                   As % of
                 Number of   total granted to  Exercise           Grant
date
Name              Shares       all employees    price    Expiry      value
--------------  -----------  ----------------  --------  ------  ----------
-
J.V. Whitman, Jr   2,670,732         80.9%       (1)      none        $.12
J.L. Morris          632,320         19.1%       (2)      none        $.12

(1) The exercise price during the respective years following date of grant is a percentage of the average bid and asked quotation (or closing price) on the day prior to exercise, as follows: first year - 25%; second year - 30%; third year - 40%; thereafter - 50%. This option entitles Mr. Whitman to maintain 21.805% ownership of the Company's total issued and outstanding common stock at any time, less adjustment for shares sold by Mr. Whitman after December 31, 1997.
(2) The exercise price is one-half of the average bid and asked quotation (or closing price) on the day prior to exercise. This option entitles Mr. Morris to maintain 5% ownership of the Company's total issued and outstanding common stock at any time.

During fiscal year 1999, Mr. Whitman exercised options for the purchase of 1,838,487 shares of common stock at an aggregate exercise price of $.12 and with a fair market value at the time of exercise (determined in the same manner as the exercise price) of $.43. Mr. Whitman reduced accrued salary payable by the Company as payment for the options shares. During the same period, Mr. Morris exercised options for the purchase of 397,050 shares of common stock at an aggregate exercise price of $.12 and with a fair market value at the time of exercise (determined in the same manner as the exercise price) of $.35. Mr. Morris rendered legal services as payment for the option shares. Mr. Mallett exercised options for the purchase of 51,251 shares of common stock at an aggregate exercise price of $.06 and with a fair market value at the time of exercise (determined in the same manner as the exercise price) of $.13. For this exercise option Mr. Mallett received accrued interest and director's fees.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The names of directors and officers, the address of each such person, the number of shares which each owns and the percentage of the common stock represented by such shares (assuming in each case the exercise of common stock purchase options held only by such person) at September 30, 1999 is set forth in the following table. Unless otherwise indicated, all shares are both legally and beneficially owned.

Name                         Number of Shares             Percentage
------------------------     ----------------             -----------
Jackson L. Morris (1)(2)       768,710                          5%
John V. Whitman, Jr. (1)(3)    3,228,582                       21%
All directors and officers
as a group  (2 persons)

(1)  Messrs. Morris and Whitman's address is the address of the Company.
(2) Number of shares and percentage include 259,160 shares which Mr. Morris may acquire at any time by exercise of common stock purchase options.
(3) Number of shares and percentage include 814,839 shares which Mr. Whitman may acquire at any time by exercise of common stock purchase options. Mr. Whitman shares beneficial ownership of 725,260 shares with his wife.

Item 12. Certain Relationships and Related Transactions.

See Item 10, above, and Note 7 to the Financial Statements included elsewhere herein for advances made by the Company to Mr. Whitman, its President and Chairman.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits:

3(a) Articles of Incorporation, as amended, incorporated by reference to Registration Statement on Form SB-2, Commission File No. 333-34283 and 333-90503 and Annual Report on Form 10-KSB for the fiscal year 1998.

3(b) Bylaws, incorporated by reference to the Registration Statement on Form SB-2, Commission File No. 333-34283.

10  Material contracts:

10(a) Agreement for acquisition of Americomp Computers, Inc., incorporated by reference to Registration Statement on Form SB-2, Commission File No. 333-90503.

10(b) Occupancy Agreement dated January 7, 2000 for use of real estate as headquarters pending purchase of the property.

11  Statement re: computation of earnings per share

16 Letter re: change in certifying accountant incorporated by reference to report on Form 8-K with respect to May 28, 1999.

21  Subsidiaries of the Company.

27  Financial data schedule.

(b) Reports on Form 8-K.   The Company did not file any reports on Form 8-K
during the last three months of the period covered by this annual report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chronicle Communications, Inc.
By: /s/ John V. Whitman, Jr.
Date signed:  January 25, 2000
President and Chief Executive Officer


Signature                    Capacity in which signed:        Date signed:
------------------------     -------------------------        -------------

/s/ Jackson L. Morris              Director                January 25, 2000
Jackson L. Morris

/s/ John V. Whitman, Jr.           Director,
John V. Whitman, Jr.        Chief Executive Officer,       January 25, 2000
                            Chief Accounting Officer
                            and Principal Financial

EXHIBIT INDEX

10(b) Occupancy Agreement dated January 7, 2000 for use of real estate as headquarters pending purchase of the property.

11  Statement re: computation of earnings per share

16 Letter re: change in certifying accountant incorporated by reference to report on Form 8-K with respect to May 28, 1999.

21  Subsidiaries of the Company

27  Financial data schedule

EXHIBIT 10(b) Occupancy Agreement dated January 7, 2000 for use of real estate as headquarters pending purchase of the property.

EXHIBIT 21  Subsidiaries of the Company

The Subsidiaries of the Company during the period covered by the related annual report on Form 10-KSB are:

 Bright Now, Inc., a Florida corporation (wholly owned)

 Southern Paper and Converters, Inc., a Florida corporation (wholly owned)

 Gotcashback.com, Inc., a Virginia corporation (70% owned)

 Americomp Computers, Inc., a Texas corporation (wholly owned)

EXHIBIT 23  Consent of certifying auditor

EXHIBIT 27  Financial data schedule

Supplemental information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act By Non-reporting Issuers

(1) The Company has not issued any annual report to its stockholders during or for the 1999 fiscal year.
(2)  The Company did not issue a proxy
statement, form of proxy or other proxy soliciting material to the Company's stockholders for any purpose.