Form 10-Q
period 1999-12-31
CHRONICLE COMMUNICATIONS INC
filed 2000-02-16
CIK 1044760

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 1999 to December 31, 1999

Commission file number 333-34283

CHRONICLE COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

FLORIDA
(State or other jurisdiction of incorporation or organization)

58-2235301
(I.R.S. Employer Identification No.)

3910 Riga Boulevard, Tampa, Florida                       33619
(Address of principal executive offices)               (Zip Code)

(813) 630-2762
(Registrant's telephone number, including area code)

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

Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of February 11, 2000, was 37,587,571 shares, all of one class, no par value.

Transitional Small Business Disclosure Format (check one);

Yes ___ No  X

PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Chronicle Communications and Affiliates, Inc.
                        Balance Sheets
                          (Unaudited)

Assets                                         As of DECEMBER 31,
                                             1999              1998
                                       ------------       ------------
Current Assets:
  Cash                                 $   20,995         $    2,717
  Accounts receivable                     149,638            137,614
  Inventory                                35,788             65,107
  Other current assets                    146,912             25,682
                                       ------------       ------------
   Total current assets                   353,333            231,120

Property and Equipment, net of
 accumulated depreciation               1,295,999          1,455,850

Advances to stockholders                  738,960            202,692

Other assets                              603,727             53,357
                                       ------------       ------------
  Total assets                        $ 2,992,019         $1,943,019
                                       ===========       ============
Liabilities and Stockholders' Equity

Current liabilities:
  Bank overdraft                      $     7,959         $   22,428
  Short-term notes                        275,207             97,556
  Current maturities of
   long-term debt                       1,166,390          1,200,732
  Accounts payable                      1,640,594            859,199
  Accrued payroll liabilities             555,167            324,066
  Other accrued liabilities               499,887            345,122
                                       ------------       ------------
   Total current liabilities            4,145,204          2,849,103

Long-term liabilities                     201,000               -

Stockholders' equity:
  Common stock, no par value,
  35,000,000 shares authorized,
  22,212,620 and 7,038,564 shares
  issued and outstanding at December
  31, 1999 and 1998, respectively       7,086,614          2,942,754
  Accumulated deficit                  (8,440,799)        (3,848,838)
                                       ------------       ------------
   Total stockholders' equity          (1,354,185)          (906,084)
                                       ------------       ------------
  Total liabilities and
    stockholders' equity               $2,992,019         $1,943,019
                                       ============       ===========

Restated for comparative purposes

             Chronicle Communications and Affiliates, Inc.
                Consolidated Statements of Operations
                            (Unaudited)
                                           For the three months ended
                                                  December 31,
                                          1999                   1998
                                       ------------       ------------

Sales                                $    559,156         $   514,070

Cost of sales                             405,287             321,960
                                       ------------       ------------
Gross profit                              153,869             192,110
                                       ------------       ------------
Operating expenses:
  General and administrative              817,740             310,978
  Interest                                 62,900              53,384
                                       ------------       ------------
   Total operating expenses               880,641             364,362
                                       ------------       ------------
Net loss from operations             $   (726,771)       $   (172,252)
Net gain on sale of assets                   -                   -
                                       ------------       ------------
Net loss                             $   (726,771)       $   (172,252)
                                       ============       ============
Net loss per share                   $    (0.08)         $    (0.04)
                                       ============       ============
Weighted average shares outstanding     8,797,907           4,838,564
                                       ===========        ============
Restated for comparative purposes

               Chronicle Communications, Inc and Affiliates
                  Consolidated Statements of Cash Flows
                               (Unaudited)
                                           For the three months ended
                                                  December 31,
                                          1999                   1998
                                       ------------       ------------
Operating activities
  Net loss                          $    (726,771)       $  (172,252)
  Adjustments to reconcile net
   loss to net cash
   provided by operating
   activities:
    Depreciation and amortization          64,142             41,140
    Common stock issued for operations    782,220            332,617
   Increase or decrease in:
    Accounts receivable                    47,580            (14,559)
    Inventory                              (3,678)            20,190
    Other assets                          (45,499)           (22,622)
    Accounts payable                       55,072           (225,438)
    Accrued payroll liabilities            22,936               (901)
    Other accrued liabilities            (319,183)            46,884
                                       ------------       ------------
     Net cash used by operating
      activities                         (123,181)             5,059

Investing activities

  Increase in investments                    -               (50,000)

   Net cash used by investing activities     -               (50,000)
                                       ------------       ------------
Financing activities
  Bank overdraft                          (23,985)            17,414
  Principal payments of debt               (3,631)            (2,649)
  Stockholders advances                   (60,915)           (37,564)
  Proceeds from issuance of stock         225,000             56,000

   Net cash provided by
    financing activities                  136,469             33,201
                                       ------------       ------------
Net increase (decrease) in cash            13,288            (11,740)
                                       ------------       ------------
Cash at beginning of year                   7,707             14,457

Cash at end of year                  $     20,995        $     2,717

Supplemental schedule of noncash investing and financing activities
  Stock issued for
    stockholder's advances           $    186,737        $     5,108

  Stock issued for investments       $     15,000        $       -

  Stock issued for debt repayment    $     46,484        $    33,633

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

The Company completed the acquisition of AmeriComp Computers, Inc. of Houston, TX, on August 19, 1999. The acquisition of AmeriComp Computers, Inc. will not be treated as a "pooling" under generally accepted accounting principles. The Company did have to complete audits of the financial records of AmeriComp for the periods ended September 30, 1999 and December 31, 1998. The Company completed an acquisition of Bright Now, Inc. and Southern Paper and Converters Inc. on September 30, 1998. This acquisition of the two related companies was treated as a "pooling" under generally accepted accounting principles. At December 31, 1999 and 1998, the Company, on both a parent only and consolidated basis, and its subsidiaries, considered individually, were technically insolvent. The Company operates a commercial web-offset printing business and a newsprint paper recycling business located in Tampa, Florida and during part of the reported periods was the publisher of two free weekly shopper-style tabloid newspapers, operates a custom computer reseller, and operates a real estate publication in the Maryland area. The Company's revenues were generated through sales of commercial printing services, sales of display advertising in its own publications, sales of classified advertising and sales of recycled newsprint to the packaging and shipping industry, and the sales of computer parts and accessories.

In November 1999, the Bright Now, Inc. subsidiary filed for protection under Chapter 11 of the Federal Bankruptcy Code. It continued operations until February 7, 2000 at which time the Federal Bankruptcy Court converted the Chapter 11 Bankruptcy to a Chapter 7 Liquidation. The Company will remove associated liabilities and litigation from its balance sheet once liquidation is completed.

The Company has purchased its own printing press and has a letter of intent to acquire its own office and production facility in Tampa, Florida, to which it has relocated its executive offices under an occupancy agreement pending a closing of the transaction and at which it intends to install the new printing press during the first two weeks of February, 2000. However, the debt that will be eliminated by the Bankruptcy of Bright Now, Inc, will be replaced with a mortgage of approximately $2,125,000.00 for the Company's new corporate headquarters and long-term equipment loan of approximately $589,000.00 for a new state of the art printing press. This property and equipment will add approximately $3,250,000.00 in assets to the balance sheet.

The Company's operating activity for the quarter ended December 31, 1999 reflect its commercial printing plant and its paper recycling business, Bartow Communications publication - New Homes Register, and AmeriComp Computers. The Company's operating activity for the quarter ended December 31, 1998 reflects its commercial printing plant and its paper recycling business, and publication of shopper style tabloid newspapers.

The Company incurred operating losses of $726,000 and $172,252 for the quarters ended December 31, 1999 and 1998, respectively. At Decemebr 31, 1999, current liabilities exceeded current assets by $1,153,185 and as of December 31, 1998, current liabilities exceeded current assets by $906,084. Additionally, major vendors had placed the Company on a COD basis for purchases.

The revenues for the quarter ended Decmber 31, 1999, compared to the quarter ended December 30, 1998, increased by $45,086, nearly a 9.0% increase.

The Company showed an increase in cost of good sold for the quarter ended December 31, 1999, over the same period in 1998. Cost of sales as a percent of revenue was 72.5% for the quarter ended December 31, 1999, verses 62.6% for the same quarter ended 1998. Increase in costs of sales may be attributed to vendors declining credit terms. Net loss per common share, basic was ($.08) for the quarter ended December 31, 1999 versus ($.04) for the same quarter of 1998.

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

Limited liquidity and financial resources:

During the quarters ended December 31, 1999 and 1998, the Company funded much of its working capital needs through the sale of its common stock. The Company continued ability to operate is dependent on its ability to either refinance its existing debt or raise additional capital.

The Company's working capital position declined to a negative $1,153,185 at December 31, 1999, from a negative $906,084 at December 31, 1998. This condition is the result of an increase in total current liabilities of $247,101, as a result of defaults on obligations from its subsidiary, Bright Now, Inc. that filed for protection under the Federal Bankruptcy Code.

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

Management cannot predict how long it will be able to continue to operate with negative working capital, a technically insolvent condition. Subsequent to
December 31, 1999, the Company obtained services by issuance of its common stock to certain creditors and was significantly dependent upon forbearance of collection and foreclosure sale by its remaining trade creditors and its major judgment creditor, respectively. The Company requires and is aggressively seeking primarily debt financing in order to satisfy the delinquencies in its trade credits, satisfy its judgment creditors and reestablish commercially reasonable trade credit arrangements with suppliers. The Company intends to aggressively seek equity financing for the purpose of restoring solvency. Furthermore, the Company intends to continue its program of acquiring businesses, primarily through the issuance of common stock, which it believes are solvent, profitable and have a positive cash flow. There is no assurance the Company will be able to obtain debt or equity financing, or if such financing is available, that it will be on terms acceptable to the Company. There is no assurance the Company will be able to make additional acquisitions which satisfy the Company's requirements.

PART II--OTHER INFORMATION

Item 2.  Changes in Securities.

During the three-month period ended there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof. Effective February 1, 2000, with written consent of stockholders in lieu of a special meeting, the Restated and Amended Articles of Incorporation provided for an increase to one hundred million (100,000,000) for the number of shares of authorized common stock.

Item 3.  Defaults Upon Senior Securities.

During the three month period ended December 31, 1999, the Company's Bright Now, Inc. subsidiary was in default of the following indebtedness:

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

See Item 5 for further discussion of bankruptcy proceedings regarding Bright Now, Inc.'s Chapter 7 Liquidation and long-term debt elimination.

Item 4.  Submission of Matters to a Vote of Security Holders

During the three month period ended December 31, 1999, the Company did not submit any matters to a vote of its security holders.

Item 5.  Other Information

During the first quarter of the fiscal year, which began on October 1, 1999, management has vigorously been working to eliminate and rectify ongoing administrative and operational matters in order to more efficiently proceed with our ongoing efforts to strengthen the Company. These items include the resolution of several outstanding litigation matters, employment contracts and property belonging to discontinued operations. Additionally, with the conversion and finalization of the bankruptcy proceedings for Bright Now, Inc d.b.a. United Printing and Publishing from Chapter 11 Bankruptcy to Chapter 7 Liquidation, the Company has eliminated substantially all of the long-term debt as shown on the balance sheet at December 31, 1999, primarily composed of notes of subsidiaries that were in default and litigation of subsidiaries, reflected on the December 31, 1999 balance sheet. However, this debt will be replaced with a mortgage of approximately $2,125,000.00 for the new corporate headquarters and long-term equipment loan of approximately $589,000.00 for a new state of the art printing press. This property and equipment will add approximately $3,250,000.00 in assets to the balance sheet. Moreover, this new facility and press will allow the Company to improve our operational and administrative efficiencies and further develop our product lines and market.

Item 6.  Exhibits and Reports on Form 8-K

(27) Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chronicle Communications, Inc.
(Registrant)

Date:  February 15, 2000

/s/  John V. Whitman, Jr.
John V. Whitman, Jr., President and Chief Operating Officer

Date:  February 15, 2000

/s/  Jay E. Ostrow
Jay E. Ostrow, Chief Financial and Accounting Officer