Form 10QSB
period 2000-03-31
STAMPEDE WORLDWIDE INC
filed 2000-05-12
CIK 1044760

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-34283

STAMPEDE WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

FLORIDA
(State or other jurisdiction of incorporation or organization)

58-2235301
(I.R.S. Employer Identification No.)

3910 Riga Boulevard, Tampa, Florida                       33619
(Address of principal executive offices)               (Zip Code)

(813) 630-2762
(Registrant's telephone number, including area code)

Chronicle Communications, Inc.
(Former name, former address and former fiscal year, if changed since last report)

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

Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2000, was 64,734,297 shares, all of one class, $0.001 value.

Transitional Small Business Disclosure Format (check one);

Yes ___ No  X


PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Chronicle Communications and Affiliates, Inc.
                  Consolidated Balance Sheets
                          (Unaudited)

Assets                                          As of March 31,
                                           2000               1999
                                       -----------        -----------
Current Assets:
  Cash                                 $  443,652         $    8,008
  Accounts receivable                     141,798            216,090
  Inventory                                51,577             45,100
  Other current assets                    600,189             57,053
                                       -----------        -----------
   Total current assets                 1,237,216            326,251

Property and Equipment, net of
 accumulated depreciation                 817,708          1,412,736

Advances to stockholders                  946,031            400,855

Other assets                              857,916            267,643
                                       -----------        -----------
   Total assets                        $3,858,871         $2,407,485
                                       ===========        ===========
Liabilities and Stockholders' Equity

Current liabilities:
  Bank overdraft                       $    -0-           $  104,913
  Short-term notes                        121,346             94,067
  Current maturities of
   long-term debt                           -0-            1,195,065
  Accounts payable                        303,190            859,289
  Accrued payroll liabilities             444,192            342,150
  Other accrued liabilities                75,387            460,110
                                       -----------        -----------
   Total current liabilities              944,115          3,055,594

Long-term liabilities                     135,000            140,011

Stockholders' equity:
  Common stock, $0.001 par value,
  100,000,000 shares authorized,
  62,157,063 and 7,207,329 shares
  issued and outstanding at March
  31, 2000 and 1999, respectively      11,723,862          3,976,977
  Accumulated deficit                  (8,944,106)        (4,765,097)
                                       -----------        -----------
   Total stockholders' equity           2,779,756           (788,120)
                                       -----------        -----------
   Total liabilities and
    stockholders' equity               $3,858,871         $2,407,485
                                       ===========        ===========


             Chronicle Communications and Affiliates, Inc.
                Consolidated Statements of Operations
                            (Unaudited)
                                          For the three months ended
                                                   March 31,
                                           2000               1999
                                       -----------        -----------

Sales                                 $   344,762        $   547,929

Cost of sales                             295,343            498,091
                                       -----------        -----------
Gross profit                               49,419             49,838
                                       -----------        -----------
Operating expenses:
  General and administrative            1,831,527            909,812
  Interest                                 19,139             56,285
                                       -----------        -----------
   Total operating expenses             1,850,666            966,097
                                       -----------        -----------
Net loss from operations              $(1,801,247)       $  (916,259)
Loss on disposal of assets                (90,717)             -0-
Gain on disposal of
  discontinued operations               1,388,657              -0-
                                       -----------        -----------
Net loss                              $  (503,307)       $  (916,259)
                                       ===========        ===========
Net loss per share                    $   (0.01)         $   (0.15)
                                       ===========        ===========
Weighted average shares outstanding    42,184,841          6,022,944
                                       ===========        ===========


             Chronicle Communications and Affiliates, Inc.
                Consolidated Statements of Operations
                            (Unaudited)
                                           For the six months ended
                                                   March 31,
                                           2000               1999
                                       -----------        -----------

Sales                                 $   903,918        $ 1,061,999

Cost of sales                             700,630            856,379
                                       -----------        -----------
Gross profit                              203,288            205,620
                                       -----------        -----------
Operating expenses:
  General and administrative            2,649,267          1,184,462
  Interest                                 82,039            109,669
                                       -----------        -----------
   Total operating expenses             2,731,306          1,294,131
                                       -----------        -----------
Net loss from operations              $(2,528,018)       $(1,088,511)
Loss on disposal of assets                (90,717)             -0-
Gain on disposal of
  discontinued operations               1,388,657              -0-
                                       -----------        -----------
Net loss                              $(1,230,078)       $(1,088,511)
                                       ===========        ===========
Net loss per share                    $   (0.03)         $   (0.18)
                                       ===========        ===========
Weighted average shares outstanding    42,184,841          6,022,944
                                       ===========        ===========


               Chronicle Communications, Inc and Affiliates
                  Consolidated Statements of Cash Flows
                               (Unaudited)
                                          For the three months ended
                                                   March 31,
                                           2000               1999
                                       -----------        -----------
Operating activities
  Net loss                            $  (503,307)       $(1,088,511)
  Adjustments to reconcile
   net loss to net cash
   provided by operating activities:
   Depreciation and amortization           45,150             84,254
   Loss on disposal of assets              90,717              -0-
   Gain on disposal of
    discontinued operations            (1,388,657)             -0-
   Common stock issued for operations   1,223,569            999,459
   Increase or decrease in, net of
    effects of acquisitions and
    segment disposal:
    Accounts receivable                    (6,550)           (93,035)
    Inventory                             (21,156)            40,197
    Other current assets                  122,130             28,427
    Other assets                          (91,313)          (267,643)
    Accounts payable                     (359,532)          (225,348)
    Accrued payroll liabilities          (110,975)            17,183
    Other accrued liabilities            (118,915)           161,872
                                       -----------        -----------
     Net cash used by operating
      activities                       (1,118,839)          (343,145)
                                       -----------        -----------

Investing activities
  Liquidation of segment                   (6,303)             -0-
  Purchase of fixed assets               (511,569)             -0-
  Increase in investments                (199,471)           (50,000)
                                       -----------        -----------
   Net cash used by investing activities (717,343)           (50,000)
                                       -----------        -----------

Financing activities
  Bank overdraft                           (7,959)            99,899
  Increase in debt                          -0-              140,011
  Principal payments of debt              (23,444)            (8,318)
  Stockholders advances                   (12,365)          (167,980)
  Proceeds from issuance of stock       2,302,607            323,084
                                       -----------        -----------
   Net cash provided by
    financing activities                2,258,839            386,696
                                       -----------        -----------

Net increase (decrease) in cash           422,657             (6,449)
                                       -----------        -----------
Cash at beginning of period                20,995             14,457

Cash at end of period                 $   443,652        $     8,008
                                       ===========        ===========

Supplemental schedule of noncash investing and financing activities

  Stock issued for
   stockholders' advances             $   194,706        $    72,584

  Stock issued for acquisitions       $    36,667        $    29,063

  Stock issued for debt repayment     $   303,669        $    37,152

  Stock issued for receivables        $   576,000        $     -0-

  Fixed assets disposals              $ 1,015,453        $     -0-

  Liquidation of notes payable        $ 1,207,371        $     -0-


Item 2.  Management's Discussion and Analysis

This quarterly report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including information included under Parts I and II of this annual report, which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this annual report are identified by words such as "believes", "anticipates", "expects", "intends", "may", "will" and other similar expressions regarding the Company's intent, belief and expectations. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances and statements made in the future tense are forward-looking statements. Readers are cautioned that actual results may differ materially from those projected in the forward-looking statements as a result of various factors, many of which are beyond the control of the Company. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this quarterly report with the SEC. Readers are urged to carefully review and consider the various disclosures made by the Company in this quarterly report.

Background:

During the three months ended March 31, 2000 and 1999, the Company's activities were conducted primarily in its subsidiaries. During the quarter ended March 31, 2000, the Company's subsidiaries and their respective businesses were as follows:
      Chronicle Commercial Printing, Inc. - commercial web offset printing Stampede Network.com, Inc. - web design and hosting, and proprietary database programming
      Spiderscape.com, Inc. - internet and catalog based computer hardware and software retailing
      Bartow Communications, Inc. - publisher of new homes real estate guides in Metropolitan Washington, DC
      Americomp Computers, Inc. - full line computer sales and service business in Houston, Texas
The Company maintained an additional subsidiary, Bright Now, Inc., which was engaged in commercial web offset printing and filed for protection under Chapter 11 of the Federal Bankruptcy Code on November 23, 1999 that was converted to Chapter 7 liquidation on February 7, 2000. The Company consolidated the operations of its Americomp subsidiary into its new Spiderscape.com subsidiary located in Tampa during March 2000. Also, the Company has several dormant subsidiaries that it does not intend to reactivate at the present.

During the quarter ended March 31, 1999, the Company's subsidiaries and their respective businesses were as follows:
      Bright Now, Inc. -  commercial web offset printing
      Bartow Communications, Inc. - publisher of new homes real estate guides in Metropolitan Washington, DC
In February 1999 the Company discontinued publication of two tabloid style shopper newspapers in the South Georgia market. Additionally, the Company acted as a contract publisher of trade association publications in South Florida.

Financial results:

The Company greatly improved its financial position as of March 31, 2000 in contrast to its financial position at March 31,1999. Current assets increased by $908,965 and current liabilities decreased by $2,111,479 for the report dates. The cash balance increased by $540,557 and the accounts payable and accrued liabilities balances decreased by $838,780 as of the aforementioned dates. Furthermore, bank overdrafts have been eliminated and there are no current maturities of long-term debt as of the report date. Stockholders' equity has increased by $3,567,876 from a deficit of $788,120 at March 31, 1999 to a balance of $2,779,756 at March 31, 2000.
Overall, the balance sheet has increased by $1,451,386 from March 31, 1999 to March 31, 2000.

The Company showed a decrease in revenues for the three months and six months ended March 31, 2000 in the amounts of $203,167 and $158,081, respectively, in contrast with the same periods of 1999. The reduction in revenue may be attributed to the ceasing of the Bright Now printing operations, the downtime for the installation of the new press for Chronicle Commercial Printing, and the elimination of the retail portion of Americomp Computers. However, in spite of the revenue reduction, management was able to decrease the cost of sales and improve the gross profit margin by 5.24% and 3.1% for the three-month and six-month periods, respectively.

Net loss per common share, basic decreased by $0.14 to $(0.01) for the quarter ended March 31, 2000 versus ($0.15) for the same quarter of 1999. Additionally, net loss per common share, basic decreased by $0.15 to $(0.03) for the six months ended March 31, 2000 versus ($0.18) for the same period of 1999.

During the current quarter the Company's management has vigorously been eliminating and rectifying ongoing operational and administrative matters to more effectively continue with its ongoing efforts to strengthen and ultimately bring profitability to the Company and its shareholders. These efforts have included significant reduction of payables, resolution of litigation and employment contracts, and refocusing on core business objectives. To this end, in January 2000 the Company moved into a 32,000 square foot facility that can comfortably house all divisions with more than adequate room for growth. The new state of the art FAST-300 press (cost - $695,000) was installed in February 2000. In March the Company acquired the assets and talent of ETA Internet Solutions, Inc. to establish Stampede Network.com, Inc. Also, in March 2000 the Company redeployed the assets of our Houston based Americomp Computers to Tampa to begin the creation of Spiderscape.com, Inc. On April 5, 2000 the Company purchased its new Tampa facility for $2,250,000 with better than market seller financing and no mortgage payments required before the first quarter of our next fiscal year.

Liquidity and financial resources:

On February 22, 2000 the Company filed Form SB-2 for the registration of securities to be sold to the public. In this registration the Company offered 40,000,000 shares of its common stock to be sold by the Company.
As of the date of this filing the Company has sold only 15,265,695 shares of common stock made available by the aforementioned registration. Therefore, the Company still has 24,734,305 shares of common stock to offer for future sale.

During the quarters ended March 31, 2000 and 1999, the Company funded much of its working capital needs through the sale of its common stock.

The Company's working capital position is positive as of March 31, 2000 and has continued to remain in that position through the date of this filing. Working capital at March 31, 2000 was $293,101. This is an increase in working capital of $3,020,444 from the negative $2,727,343 working capital at March 31, 1999. The Company's current ratio at March 31, 2000 is a positive 1.3:1.0 ratio in sharp contrast to the negative current ratio of 0.1:1.0 at March 31, 1999.


PART II--OTHER INFORMATION

Item 2.  Changes in Securities

During the three-month period ended there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof. Effective January 27, 2000, with written consent of stockholders in lieu of a special meeting, the Company's authorized common stock was increased to one hundred million shares from thirty-five million shares. Additionally, after the three month period ended and effective April 13, 2000, with written consent of stockholders in lieu of a special meeting, the Company amended the Articles of Incorporation to authorize preferred stock in the amount of ten million shares having a par value, stated value, liquidation preference, dividend preference, voting rights, rights to convert, as determined by the board of directors.

Item 4.  Submission of Matters to a Vote of Security Holders

During the three month period ended March 31, 2000, the Company submitted to a vote of its security holders by written consent the matters described in Items 2 and 5.

Item 5.  Other Information

During the second quarter of the fiscal year, the Company completed a short form merger, solely for the purpose of changing its domicile to Florida from Georgia. After March 31, 2000 the Company changed its name to Stampede Worldwide, Inc. from Chronicle Communications, Inc.

Item 6.  Exhibits and Reports on Form 8-K

  Exhibit 6.1  Articles of Merger

  Exhibit 6.2  Articles of Amendment

  Exhibit 6.3  Independent Accountant's Review Report

  Exhibit 27 Financial Data Schedule


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stampede Worldwide, Inc.
(Registrant)

Date:  May 12, 2000

/s/  John V. Whitman, Jr.
John V. Whitman, Jr., President and Chief Executive Officer

Date:  May 12, 2000

/s/  Jay E. Ostrow
Jay E. Ostrow, Chief Financial and Accounting Officer

  Exhibit 6.1  Articles of Merger

                     ARTICLES OF MERGER
          Merger of Parent into a Wholly Owned Subsidiary

	Pursuant to the provisions of 607.1104, Fla. Stat., the Florida Business Corporation Act, and 0. C. G. 14-2-1104, the Georgia Business Corporation Code Chronicle Communications, Inc., a Georgia corporation, (the "Parent Company") which is the owner of all the issued and outstanding common stock of Chronicle Communications, Inc., a Florida corporation, (the "Subsidiary Company), being the only equity securities of the Subsidiary Company issued, outstanding and entitled to vote on the merger provided herein, has, by action of its Board of Directors taken and approved on February 1, 2000, adopted the following Plan of Merger:

1. The name of the parent corporation is Chronicle
Communications, Inc., a Georgia corporation, and the name of the subsidiary corporation is Chronicle Communications, Inc., a Florida corporation.

2. The Parent Company shall be merged into the Subsidiary
Company and the Subsidiary Company, a Florida corporation, shall be the surviving corporation. The sole purpose of the merger hereby effected is to change the state of incorporation of the Parent Company to Florida from Georgia.

3. The Articles of Incorporation of the surviving corporation shall be the Articles of Incorporation of the Subsidiary Company.

4. The Articles of Incorporation of the Subsidiary Company are identical in substance to the Restated and Amended Articles of Incorporation of the Parent Company, excepting only such information identifying the initial registered agent and registered office of the Subsidiary Company as is required to be included therein under Florida Business Corporation Act.

5. The each share of the Parent Company's issued and outstanding common stock and Series A Zero Coupon Preferred Stock shall become and be automatically converted into the corresponding share of the Subsidiary Company, as the surviving corporation, without the requirement that any certificate representing such shares be tendered for reissue.

6. The Parent Company, being the owner of all the issued and outstanding equity securities of the Subsidiary Company and there being no other stockholder of the Subsidiary Company, is the only person entitled to vote on and it has voted for approval of the merger.

5. The holders of record of the Parent Company's common stock and Series A Zero Coupon Preferred Stock are the only persons entitled to receive notice of the merger by mailing.

6. The Bylaws of the Parent Company shall be the Bylaws of the surviving corporation.

IN WITNESS WHEREOF, the undersigned, John V. Whitman, Jr.,
Chairman of the Board both of the Parent Company and of Subsidiary Company has executed the within Articles of Amendment this 1st day of February, 2000, on behalf of all said corporations, and caused said Articles to be filed in the office of the Secretaries of State for the States of Florida and of Georgia, effective upon the filing thereof

(CORPORATE SEAL)

Chronicle Communications, Inc.
a Georgia  corporation

By:
 /s/ John V. Whitman, Jr.
John V. Whitman, Jr.

(CORPORATE SEAL)

Chronicle Communications, Inc.
a Florida corporation

By:
 /s/ John V. Whitman, Jr.
John V. Whitman, Jr.


Attest:
 /s/ Jackson L. Morris
Jackson L. Morris


  Exhibit 6.2  Articles of Amendment

                         ARTICLES OF AMENDMENT
                                TO THE
                       ARTICLES OF INCORPORATION
                                  OF
                     CHRONICLE COMMUNICATIONS, INC.

Pursuant to the provisions of  607.1003, Fla. Stat., the Florida
Business Corporation Act, Chronicle Communications, Inc. does hereby amend its Articles of Incorporation as follows:

1. The name of the corporation is Chronicle Communications, Inc.

2. This Amendment to the Articles of Incorporation was duly approved and adopted on February 7, 2000 by written consent of a majority of the stockholders as a whole, there being no class of stockholders entitled to vote hereon as a separate voting group, pursuant to 607.0726, Fla. Stat., by written consent without a meeting, pursuant to 607.0704, Fla. Stat., upon the recommendation of the board of directors on February 4, 2000 by written consent of all directors pursuant to 607.0821, Fla. Stat.

3. The total number of shares of common stock issued and outstanding at the date of approval hereof was 31,372,522 shares and the vote of such shares in favor hereof was 16,300,340 shares, being sufficient in all respects for approval hereof.

4. Article 1, Section 1, of the Articles of Incorporation shall be, and it hereby is amended to change the name of the Corporation to Stampede Worldwide, Inc.

5.	4. Article IV of the Articles of Incorporation, as amended,
shall be and hereby is amended to add a clause "(c)", as follows:

(c) The authorized preferred stock of the Corporation shall be Ten Million (10,000,000) Shares, having, as determined by the board of directors, a par value, stated value, liquidation preferences and other preferences, dividend preference, voting rights (including super majority voting rights), right to convert into other authorized securities of the Corporation, limitations and other features and relative rights and being issueable, as determined by the board of directors, in one or more classes or series within classes, each of which may be, as determined by the board of directors, to different from all others as to the features provided herein to be determined by the board of directors.

IN WITNESS WHEREOF, the undersigned, President of Chronicle
Communications, Inc., has executed the within Articles of Amendment this 13th day of April, 2000 and caused said Articles to be filed in the office of the Secretary of State for the State of Florida, effective upon the filing thereof.

(CORPORATE SEAL)

ATTEST:
 /s/ Jackson L. Morris
Jackson L. Morris, Secretary

Chronicle Communications, Inc.

 /s/John V. Whitman, Jr.
By John V. Whitman, Jr. President


  Exhibit 6.3 Independent Accountants Review Report

We have reviewed the accompanying consolidated Balance Sheets, Statements of Operations and Cash Flows of Stampede Worldwide, Inc and subsidiaries as of March 31, 2000 and 1999, and for the three-month periods then ended. These financial statements are the responsibility of the company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

/s/  Bella, Hermida, Gillman, Hancock & Mueller
Bella, Hermida, Gillman, Hancock & Mueller

Certified Public Accountants
Plant City, Florida

May 10, 2000

[TYPE]EX-27
<SEQUENCE>2



[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          SEP-30-2000
[PERIOD-END]                               MAR-31-2000
[CASH]                                         443,652
[SECURITIES]                                         0
[RECEIVABLES]                                  141,798
[ALLOWANCES]                                         0
[INVENTORY]                                     51,577
[CURRENT-ASSETS]                             1,237,216
[PP&E]                                         817,708
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                               3,858,871
[CURRENT-LIABILITIES]                          944,115
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                    11,723,862
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                 3,858,871
[SALES]                                        344,762
[TOTAL-REVENUES]                               344,762
[CGS]                                          295,343
[TOTAL-COSTS]                                  295,343
[OTHER-EXPENSES]                             1,831,527
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              19,139
[INCOME-PRETAX]                            (1,801,247)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                        (1,801,247)
[DISCONTINUED]                               1,388,657
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 (503,307)
[EPS-BASIC]                                   (0.01)
[EPS-DILUTED]                                 (0.01)

