Form 10QSB
period 2000-06-30
STAMPEDE WORLDWIDE INC
filed 2000-08-15
CIK 1044760

[TYPE]     10QSB
[NOTIFY-INTERNET]   DSALMON@STAMPEDEINC.COM
[NOTIFY-INTERNET]   ntnetman@gte.net
[SROS]     NONE
[PERIOD]     06/30/2000
[TYPE]     10QSB
                                FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of August 14, 2000, was 84,314,140 shares, all of one class, $0.001 value.

Transitional Small Business Disclosure Format (check one);

Yes ___ No  X


PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements.

           Stampede Worldwide, Inc. and Subsidiaries
                  Consolidated Balance Sheets
                          (Unaudited)

Assets                                          As of June 30,
                                           2000               1999
                                       -----------        -----------
Current Assets:
  Cash                                 $   80,357         $    6,672
  Accounts receivable                     308,161            120,105
  Inventory                                51,577             45,280
  Other current assets                    554,775             89,140
                                       -----------        -----------
   Total current assets                   994,870            261,197

Property and Equipment, net of
 accumulated depreciation               3,609,606          1,369,955

Advances to stockholders                1,035,153            562,280

Other assets                              849,841            267,453
                                       -----------        -----------
   Total assets                        $6,489,470         $2,460,885
                                       ===========        ===========
Liabilities and Stockholders' Equity

Current liabilities:
  Bank overdraft                       $    -0-           $  195,880
  Short-term notes                        121,346            128,867
  Current maturities of
   long-term debt                         183,000          1,176,485
  Accounts payable                        236,182            868,845
  Accrued payroll liabilities             309,594            353,329
  Other accrued liabilities                75,384            497,222
                                       -----------        -----------
   Total current liabilities              925,506          3,220,628

Long-term liabilities                   2,548,093            140,011

Stockholders' equity:
  Common stock, $0.001 par value,
  100,000,000 shares authorized,
  71,325,811 and 10,196,604 shares
  issued and outstanding at June
  30, 2000 and 1999, respectively      12,643,815          4,992,088
  Accumulated deficit                  (9,627,944)        (5,891,842)
                                       -----------        -----------
   Total stockholders' equity           3,015,871           (899,754)
                                       -----------        -----------
   Total liabilities and
    stockholders' equity               $6,489,470         $2,460,885
                                       ===========        ===========


              Stampede Worldwide, Inc. and Subsidiaries
                Consolidated Statements of Operations
                            (Unaudited)
                                          For the three months ended
                                                   June 30,
                                           2000               1999
                                       -----------        -----------

Sales                                 $   505,183        $   365,139

Cost of sales                             212,245            578,075
                                       -----------        -----------
Gross profit                              292,938           (212,936)
                                       -----------        -----------
Operating expenses:
  General and administrative              976,776            856,069
  Interest                                  -0-               57,740
                                       -----------        -----------
   Total operating expenses               976,776            913,809
                                       -----------        -----------
Net loss from operations              $  (683,838)       $(1,126,745)
Loss on disposal of assets                  -0-                -0-
Gain on disposal of
  discontinued operations                   -0-                -0-
                                       -----------        -----------
Net loss                              $  (683,838)       $(1,126,745)
                                       ===========        ===========
Net loss per share                    $   (0.01)         $   (0.13)
                                       ===========        ===========
Weighted average shares outstanding    65,611,148          8,701,964
                                       ===========        ===========


              Stampede Worldwide, Inc. and Subsidiaries
                Consolidated Statements of Operations
                            (Unaudited)
                                          For the nine months ended
                                                   June 30,
                                           2000               1999
                                       -----------        -----------

Sales                                 $ 1,409,101        $ 1,427,138

Cost of sales                             912,875          1,434,454
                                       -----------        -----------
Gross profit                              496,226             (7,316)
                                       -----------        -----------
Operating expenses:
  General and administrative            3,626,043          2,040,532
  Interest                                 82,039            167,408
                                       -----------        -----------
   Total operating expenses             3,708,082          2,207,940
                                       -----------        -----------
Net loss from operations              $(3,211,856)       $(2,215,256)
Loss on disposal of assets                (90,717)             -0-
Gain on disposal of
  discontinued operations               1,388,657              -0-
                                       -----------        -----------
Net loss                              $(1,913,916)       $(2,215,256)
                                       ===========        ===========
Net loss per share                    $   (0.05)         $   (0.25)
                                       ===========        ===========
Weighted average shares outstanding    41,332,283          8,701,964
                                       ===========        ===========


                Stampede Worldwide, Inc and Subsidiaries
                  Consolidated Statements of Cash Flows
                               (Unaudited)
                                          For the nine months ended
                                                   June 30,
                                           2000               1999
                                       -----------        -----------
Operating activities
  Net loss                            $(1,913,916)       $(2,215,256)
  Adjustments to reconcile
   net loss to net cash provided
   (used) by operating activities:
   Depreciation and amortization          199,792            127,035
   Contribution of services                 -0-              106,750
   Loss on sale of assets                  19,319              -0-
   Gain on disposal of
    discontinued operations            (1,388,657)             -0-
   Common stock issued for operations   1,705,340          1,658,112
   Increase or decrease in, net of
    effects of acquisitions and
    segment disposal:
    Accounts receivable                   (65,943)             2,950
    Inventory                             (19,457)            40,017
    Other current assets                  163,516              -0-
    Other assets                           19,058           (261,113)
    Accounts payable                      (61,983)          (322,542)
    Accrued liabilities                  (459,583)           227,346
                                       -----------        -----------
     Net cash used by operating
      activities                       (1,802,514)          (636,701)
                                       -----------        -----------

Investing activities
  Purchase of fixed assets               (707,435)             -0-
  Increase in investments                (199,471)           (50,000)
                                       -----------        -----------
   Net cash used by investing activities (906,906)           (50,000)
                                       -----------        -----------

Financing activities
  Bank overdraft                          (31,944)           190,866
  Increase in debt                          -0-              164,263
  Principal payments of debt             (271,330)            (2,649)
  Stockholders' repayments (advances)      32,598           (228,935)
  Proceeds from issuance of stock       3,052,747            555,371
                                       -----------        -----------
   Net cash provided by
    financing activities                2,782,071            678,916
                                       -----------        -----------

Net increase (decrease) in cash            72,651             (7,785)
                                       -----------        -----------
Cash at beginning of period                 7,707             14,457

Cash at end of period                 $    80,358        $     6,672
                                       ===========        ===========

Supplemental schedule of noncash investing and financing activities

  Stock issued for
   stockholders' advances             $   576,443        $   173,324

  Stock issued for acquisitions       $    36,667        $    39,063

  Stock issued for debt repayment     $    85,098        $    50,582

  Stock issued for operations         $ 1,705,340        $ 1,658,112

  Stock issued for receivables        $   641,000        $     -0-

  Stock issued for liabilities        $   720,617        $     -0-

  Property and equipment
   purchased with notes               $ 2,834,094        $     -0-

  Fixed assets disposals              $ 1,015,453        $     -0-


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

Background:

During the three months ended June 30, 2000 and 1999, the Company's activities were conducted primarily in its subsidiaries. During the quarter ended June 30, 2000, the Company's subsidiaries and their respective businesses were as follows:
      Chronicle Commercial Printing, Inc. - commercial web offset printing Stampede Network.com, Inc. - web design and hosting, and proprietary database programming
      Spiderscape.com, Inc. - internet and catalog based computer hardware and software retailing
      Bartow Communications, Inc. - publisher of new homes real estate guides in Metropolitan Washington, DC

During the quarter ended June 30, 1999, the Company's subsidiaries and their respective businesses were as follows:
      Bright Now, Inc. - commercial web offset printing
      Bartow Communications, Inc. - publisher of new homes real estate guides in Metropolitan Washington, DC
Additionally, the Company acted as a contract publisher of trade association publications in South Florida.

Financial results:

The Company greatly improved its financial position as of June 30, 2000 in contrast to its financial position at June 30,1999. Current assets increased by $733,673 and current liabilities decreased by $2,295,122 for the report dates. The cash balance increased by $269,565 and the accounts payable and accrued liabilities balances decreased by $1,098,236 as of the aforementioned dates. Furthermore, bank overdrafts have been eliminated. Stockholders' equity has increased by $3,915,625 from a deficit of $(899,754) at June 30, 1999 to a balance of $3,015,871 at June 30, 2000.
Overall, the balance sheet has increased by $4,028,585 from assets, and liabilities and equity of $2,460,885 at June 30, 1999 to $6,489,470 at June 30, 2000.

The Company showed an increase in revenues for the three months ended June 30, 2000 in the amount of $140,044 or an increase of 38.4% over the same period for 1999. For the nine months ended June 30, 2000 in contrast with the same period of 1999 revenues decreased by only $18,037 or 1.3%. The reduction in revenues may be attributed to the downtime for the installation of the new press for Chronicle Commercial Printing, and the elimination of the retail portion of Americomp Computers.
Management was able to decrease the cost of sales by $365,830 and $521,579, respectively for the three and nine months periods ended June 30, 2000 versus 1999. Additionally, the gross profit margin improved to 58.0% and 35.2% for the three and nine months periods ended June 30, 2000 in contrast to negative 58.3% and negative 0.5% for the same periods in 1999.

Net loss per common share, basic decreased by $0.12 to $(0.01) for the quarter ended June 30, 2000 versus ($0.13) for the same quarter of 1999. Additionally, net loss per common share, basic decreased by $0.21 to $(0.05) for the nine months ended June 30, 2000 versus ($0.25) for the same period of 1999.

Although not required for purposes of this filing, additional financial comparisons are disclosed. Revenues increased by $160,421 or 46.5% for the quarter ended June 30, 2000 in comparison with the quarter ended March 31, 2000. Cost of sales decreased to 42.0% from 85.7% and gross profit increased by $243,519 for the same quarter to quarter comparison. Additionally, to consider the impact of the increase in weighted average shares outstanding at June 30, 2000 on the net loss per share, the June 30, 1999 weighted average shares outstanding is applied to the three months and nine months loss at June 30, 2000. This results in a net loss per share of $(0.08) and $(0.22) and a decrease in the net loss per share of $0.05 and $0.03 for the three and nine months periods ended June 30, 2000, respectively.

During the current quarter the Company's management has vigorously been eliminating and rectifying ongoing operational and administrative matters to more effectively continue with its ongoing efforts to strengthen and ultimately bring profitability to the Company and its shareholders. These efforts have included significant reduction of payables, resolution of litigation and employment contracts, and refocusing on core business objectives. To this end, in January 2000 the Company moved into a 32,000 square foot facility that can comfortably house all divisions with more than adequate room for growth. The new state of the art FAST-300 press
(cost - $695,000) was installed in February 2000. In March the Company acquired the assets and talent of ETA Internet Solutions, Inc. to establish Stampede Network.com, Inc. Also, in March 2000 the Company redeployed the assets of our Houston based Americomp Computers to Tampa to begin the creation of Spiderscape.com, Inc. On April 5, 2000 the Company purchased its new Tampa facility for $2,250,000 with better than market seller financing and no mortgage payments required before the first quarter of our next fiscal year. Effective July 21, 2000, the Company discontinued activities with Bartow Communications, Inc. In August 2000 the Company completed construction of a three classroom-training center located with its corporate facility to be used for instruction of proprietary software programs. The name of the training center is "i-Academy" and will be operated as a division of Stampede Network.com, Inc. Additionally, Stampede Network.com has begun offering staffing solutions of IT professionals to our clients on a temporary to permanent basis. September will bring the launch of our Spiderscape subsidiary with its on-line and catalog sales of computer hardware and software.

Liquidity and financial resources:

On February 9, 2000 the Company filed Form SB-2 for the registration of securities to be sold to the public. The Company still has 15,683,860 shares of common stock to offer for future sale.

During the quarters ended June 30, 2000 and 1999, the Company funded much of its working capital needs through the sale of its common stock.

The Company's working capital position is positive as of June 30, 2000 and has continued to remain in that position through the date of this filing. Working capital at June 30, 2000 was $69,364. This is an increase in working capital of $3,028,795 from the negative $2,959,431 working capital at June 30, 1999. The Company's current ratio at June 30, 2000 is a positive 1.0:1.0 ratio in sharp contrast to the negative current ratio of 1.0:12.0 at June 30, 1999.


PART II--OTHER INFORMATION


Item 2.  Changes in Securities

During the three-month period ended there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof. Effective January 27, 2000, with written consent of stockholders in lieu of a special meeting, the Company's authorized common stock was increased to one hundred million shares from thirty-five million shares. Effective April 14, 2000, with written consent of stockholders in lieu of a special meeting, the Company amended the Articles of Incorporation to authorize preferred stock in the amount of ten million shares having a par value, stated value, liquidation preference, dividend preference, voting rights, rights to convert, as determined by the board of directors.


Item 4.  Submission of Matters to a Vote of Security Holders

During the three month period ended June 30, 2000, the Company submitted to a vote of its security holders by written consent the matters described in Items 2 and 5.


Item 5.  Other Information

By Amendment to the Articles of Incorporation filed on April 14, 2000, the Company announced on April 20, 2000 its name change to Stampede Worldwide, Inc. from Chronicle Communications, Inc. The Company's trading symbol on the OTC Bulletin Board was changed to STWW from CRNC effective at the opening of business on May 2, 2000. This information was filed in Form 8-K on May 11, 2000.


Item 6.  Exhibits and Reports on Form 8-K

  Exhibit

    1.  Articles of Amendment

  Reports on Form 8-K

    Event date April 14, 2000 reporting the Company name change and trading symbol in Item 5.

  Exhibit 27 Financial Data Schedule


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stampede Worldwide, Inc.
(Registrant)

Date:  August 14, 2000

/s/  John V. Whitman, Jr.
John V. Whitman, Jr., President and Chief Executive Officer

Date:  August 14, 2000

/s/  Jay E. Ostrow
Jay E. Ostrow, Chief Financial and Accounting Officer


  Exhibit 1.  Articles of Amendment

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

(CORPORATE SEAL)

ATTEST:
 /s/ Jackson L. Morris
Jackson L. Morris, Secretary

Chronicle Communications, Inc.

 /s/John V. Whitman, Jr.
By John V. Whitman, Jr. President


[TYPE]EX-27
<SEQUENCE>2



[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          SEP-30-2000
[PERIOD-END]                               JUN-30-2000
[CASH]                                          80,357
[SECURITIES]                                         0
[RECEIVABLES]                                  308,161
[ALLOWANCES]                                         0
[INVENTORY]                                     51,577
[CURRENT-ASSETS]                               994,870
[PP&E]                                       3,609,606
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                               6,489,470
[CURRENT-LIABILITIES]                          925,506
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                    12,643,815
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                 6,489,470
[SALES]                                        505,183
[TOTAL-REVENUES]                               505,183
[CGS]                                          212,245
[TOTAL-COSTS]                                  212,245
[OTHER-EXPENSES]                               976,776
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                              (683,838)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                          (683,838)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 (683,838)
[EPS-BASIC]                                   (0.01)
[EPS-DILUTED]                                 (0.01)

