Form 10-Q/A
period 2000-06-30
STAMPEDE WORLDWIDE INC
filed 2000-10-03
CIK 1044760

FORM 10-QSB/A

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

Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of September 26, 2000, was 98,583,080 shares, all of one class, $0.001 value.

Transitional Small Business Disclosure Format (check one);

Yes ___ No  X


PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements.

           Stampede Worldwide, Inc. and Subsidiaries
                  Consolidated Balance Sheets

                                      June 30, 2000      September 30,
                                       (Unaudited)            1999
                                       -----------        -----------
Assets

Current Assets:
  Cash                                 $   80,357         $    7,707
  Accounts receivable,
    net of allowance                      253,975            197,218
  Inventory                                51,577             32,110
  Other current assets                    549,465            101,413
                                       -----------        -----------
   Total current assets                   935,374            338,448

Property and Equipment, net of
 accumulated depreciation               3,663,856          1,334,850

Advances to stockholders                1,035,153            491,308

Other assets                              855,424            608,749
                                       -----------        -----------
   Total assets                        $6,489,807         $2,773,355
                                       ===========        ===========

Liabilities and Stockholders' Equity

Current liabilities:
  Bank overdraft                       $    -0-           $   31,944
  Short-term notes                        121,346            322,321
  Current maturities of
   long-term debt                         168,000          1,178,390
  Accounts payable                        236,181          1,585,523
  Accrued payroll liabilities             347,224            532,231
  Other accrued liabilities               107,978            819,072
                                       -----------        -----------
   Total current liabilities              980,729          4,469,481

Long-term liabilities                   2,563,094            192,000

Stockholders' equity:
  Common stock, $0.001 par value,
  100,000,000 shares authorized,
  71,325,811 and 15,374,199 shares
  issued and outstanding at June
  30, 2000 and September 30 1999       12,643,815          5,825,903
  Accumulated deficit                  (9,697,831)        (7,714,029)
                                       -----------        -----------
   Total stockholders' equity           2,945,984         (1,888,126)
                                       -----------        -----------
   Total liabilities and
    stockholders' equity               $6,489,807         $2,773,355
                                       ===========        ===========

           See accompanying notes to financial statements


              Stampede Worldwide, Inc. and Subsidiaries
                Consolidated Statements of Operations
                            (Unaudited)

                                          For the three months ended
                                                   June 30,
                                           2000               1999
                                       -----------        -----------

Sales                                 $   505,183        $   365,139

Cost of sales                             212,245            578,075
                                       -----------        -----------
Gross profit                              292,938           (212,936)
                                       -----------        -----------
Operating expenses:
  General and administrative            1,014,069            856,069
  Interest                                 32,594             57,740
                                       -----------        -----------
   Total operating expenses             1,046,663            913,809
                                       -----------        -----------
Net loss from operations              $  (753,725)       $(1,126,745)
                                       ===========        ===========
Net loss per share                    $   (0.01)         $   (0.13)
                                       ===========        ===========
Weighted average shares outstanding    65,611,148          8,701,964
                                       ===========        ===========

           See accompanying notes to financial statements


              Stampede Worldwide, Inc. and Subsidiaries
                Consolidated Statements of Operations
                            (Unaudited)

                                          For the nine months ended
                                                   June 30,
                                           2000               1999
                                       -----------        -----------

Sales                                 $ 1,409,101        $ 1,427,138

Cost of sales                             912,875          1,434,454
                                       -----------        -----------
Gross profit                              496,226             (7,316)
                                       -----------        -----------
Operating expenses:
  General and administrative            3,663,336          2,040,532
  Interest                                114,633            167,408
                                       -----------        -----------
   Total operating expenses             3,777,969          2,207,940
                                       -----------        -----------
Net loss from operations              $(3,281,743)       $(2,215,256)
Loss on disposal of assets                (90,717)             -0-
Gain on disposal of
  discontinued operations               1,388,657              -0-
                                       -----------        -----------
Net loss                              $(1,983,803)       $(2,215,256)
                                       ===========        ===========
Net loss per share                    $   (0.05)         $   (0.25)
                                       ===========        ===========
Weighted average shares outstanding    41,332,283          8,701,964
                                       ===========        ===========

             See accompanying notes to financial statements


                Stampede Worldwide, Inc. and Subsidiaries
                  Consolidated Statements of Cash Flows
                               (Unaudited)

                                          For the nine months ended
                                                   June 30,
                                           2000               1999
                                       -----------        -----------
Operating activities
  Net loss                            $(1,983,803)       $(2,215,256)
  Adjustments to reconcile
   net loss to net cash provided
   (used) by operating activities:
   Depreciation and amortization          163,081            127,035
   Contribution of services                 -0-              106,750
   Loss on sale of assets                  19,319              -0-
   Loss on investments                     71,398              -0-
   Gain on disposal of
    discontinued operations            (1,388,657)             -0-
   Common stock issued for operations   1,723,838          1,658,112
   Increase or decrease in, net of
    effects of acquisitions and
    segment disposal:
    Accounts receivable                  (116,147)             2,950
    Inventory                             (24,834)            40,017
    Other current assets                  192,535              -0-
    Other assets                         (109,839)          (261,113)
    Accounts payable                     (111,564)          (322,542)
    Accrued liabilities                  (136,682)           227,346
                                       -----------        -----------
     Net cash used by operating
      activities                       (1,701,355)          (636,701)
                                       -----------        -----------

Investing activities
  Purchase of fixed assets               (666,725)             -0-
  Increase in investments                (199,471)           (50,000)
  Liquidation of a segment                 (6,303)             -0-
                                       -----------        -----------
   Net cash used by investing activities (872,499)           (50,000)
                                       -----------        -----------

Financing activities
  Bank overdraft                          (31,944)           190,866
  Increase in debt                          -0-              164,263
  Principal payments of debt             (381,897)            (2,649)
  Stockholders' repayments (advances)       7,598           (228,935)
  Proceeds from issuance of stock       3,052,747            555,371
                                       -----------        -----------
   Net cash provided by
    financing activities                2,646,504            678,916
                                       -----------        -----------

Net increase (decrease) in cash            72,650             (7,785)
                                       -----------        -----------
Cash at beginning of period                 7,707             14,457

Cash at end of period                 $    80,357        $     6,672
                                       ===========        ===========

Supplemental schedule of noncash investing and financing activities

  Stock issued for
   stockholders' advances             $   551,443        $   173,324

  Stock issued for acquisitions       $    36,667        $    39,063

  Stock issued for debt repayment     $    85,097        $    50,582

  Stock issued for operations         $ 1,723,838        $ 1,658,112

  Stock issued for receivables        $   641,000        $     -0-

  Stock issued for liabilities        $   727,120        $     -0-

  Property and equipment
   purchased with notes               $ 2,834,094        $     -0-

             See accompanying notes to financial statements


                Stampede Worldwide, Inc. and Subsidiaries
                     Notes to Financial Statements
                              (Unaudited)

Note 1, Summary of Significant Accounting Policies

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form-10-KSB.

Note 2, Corporate Acquisition

    On March 17, 2000, the Company acquired substantially all of the net assets of ETA Internet Solutions, Inc., a provider of internet-related services.
  The acquisition has been accounted for utilizing the purchase method of accounting. The purchase price for this acquisition was approximately $286,667.

Note 3, Property and Equipment

    On January 5, 2000, the Company ordered a new 6-unit Ragbeer Web-Offset printing press from Intercontinental Engineering, Inc. for approximately $709,000. The press was received in February and is now fully operational. The Company has recorded this transaction under a capital lease expiring April 2005.
    On April 5, 2000, The Company purchased its new 32,000 square foot corporate headquarters for $2,250,000. Mortgage payments will begin in November 2000.

Note 4, Bankruptcy Petition

    On November 23, 1999, the Company's subsidiary, Bright Now, Inc. filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. On February 8, 2000, the Chapter 11 bankruptcy proceeding was converted to a petition under Chapter 7 of the United States Bankruptcy Code for protection from creditors, and all of the assets were liquidated to pay creditors. The operations of Bright Now, Inc. were discontinued on February 7, 2000, and as a result of the liquidation, the Company recorded a gain on the disposal of operations of $1,388,657.

Note 5, Subsequent Events

    On July 21, 2000, Stampede Worldwide, Inc. returned the entire right, title, interest, and business in Bartow Communications, Inc. to its former owner, Randy Bartow.
    On September 19, 2000, Stampede Worldwide, Inc. entered into an agreement with the Tampa Bay Buccaneers of the National Football League to become a Pewter Partner sponsor. Stampede Worldwide, Inc. will receive stadium signage, use of Buccaneer logos in promotions and advertising, and exclusive designation as the official web development specialists of the Buccaneers. The agreement is $775,000 per year for seven years. To date, Stampede Worldwide has paid $1,000,000 for year one and a prepayment for year two.


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

Financial results:

The Company greatly improved its financial position as of June 30, 2000 in contrast to its financial position at September 30,1999. Current assets increased by $596,926 and current liabilities decreased by $3,488,752 for the report dates. The cash balance increased by $120,008 and the accounts payable and accrued liabilities balances decreased by $2,245,443 as of the aforementioned dates. Furthermore, bank overdrafts have been eliminated. Stockholders' equity has increased by $4,834,110 from a deficit of $(1,888,126) at September 30, 1999 to a balance of $2,945,984 at June 30, 2000.
Overall, the balance sheet has increased by $3,716,452 from assets, and liabilities and equity of $2,773,355 at September 30, 1999 to $6,489,807 at June 30, 2000.

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

Although not required for purposes of this filing, additional financial comparisons are disclosed. Revenues increased by $160,421 or 46.5% for the quarter ended June 30, 2000 in comparison with the quarter ended March 31, 2000. Cost of sales decreased to 42.0% from 85.7% and gross profit increased by $243,519 for the same quarter to quarter comparison. Additionally, to consider the impact of the increase in weighted average shares outstanding at June 30, 2000 on the net loss per share, the June 30, 1999 weighted average shares outstanding is applied to the three months and nine months loss at June 30, 2000. This results in a net loss per share of $(0.09) and $(0.23) and a decrease in the net loss per share of $0.04 and $0.02 for the three and nine months periods ended June 30, 2000, respectively.

During the current quarter the Company's management has vigorously been eliminating and rectifying ongoing operational and administrative matters to more effectively continue with its ongoing efforts to strengthen and ultimately bring profitability to the Company and its shareholders. These efforts have included significant reduction of payables, resolution of litigation and employment contracts, and refocusing on core business objectives. To this end, in January 2000 the Company moved into a 32,000 square foot facility that can comfortably house all divisions with more than adequate room for growth. The new state of the art FAST-300 press
(cost - $709,000) was installed in February 2000. In March the Company acquired the assets and talent of ETA Internet Solutions, Inc. to establish Stampede Network.com, Inc. Also, in March 2000 the Company redeployed the assets of our Houston based Americomp Computers to Tampa to begin the creation of Spiderscape.com, Inc. On April 5, 2000 the Company purchased its new Tampa facility for $2,250,000 with better than market seller financing and no mortgage payments required before the first quarter of our next fiscal year. Effective July 21, 2000, the Company discontinued activities with Bartow Communications, Inc. In August 2000 the Company completed construction of a three classroom-training center located within its corporate facility to be used for instruction of proprietary software programs. The name of the training center is "i-Academy" and will be operated as a division of Stampede Network.com, Inc. Additionally, Stampede Network.com has begun offering staffing solutions of IT professionals to our clients on a temporary to permanent basis. September will bring the launch of our Spiderscape subsidiary with its on-line and catalog sales of computer hardware and software.

Liquidity and financial resources:

On February 9, 2000 the Company filed Form SB-2 for the registration of securities to be sold to the public. The Company still has 1,416,920 shares of common stock to offer for future sale.

During the quarters ended June 30, 2000 and 1999, the Company funded much of its working capital needs through the sale of its common stock.

The Company's working capital ratio is positive as of June 30, 2000 and has continued to remain in that position through the date of this filing. Working capital at June 30, 2000 increased by $4,085,678 from working capital at September 30, 1999. The Company's current ratio at June 30, 2000 is a positive 1.0:1.0 ratio in sharp contrast to the negative current ratio of 1.0:13.2 at September 30, 1999.


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

(CORPORATE SEAL)

ATTEST:
 /s/ Jackson L. Morris
Jackson L. Morris, Secretary

Chronicle Communications, Inc.

 /s/John V. Whitman, Jr.
John V. Whitman, Jr., President


[TYPE]EX-27
<SEQUENCE>2



[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          SEP-30-2000
[PERIOD-END]                               JUN-30-2000
[CASH]                                          80,357
[SECURITIES]                                         0
[RECEIVABLES]                                  253,975
[ALLOWANCES]                                         0
[INVENTORY]                                     51,577
[CURRENT-ASSETS]                               935,374
[PP&E]                                       3,663,856
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                               6,489,807
[CURRENT-LIABILITIES]                          980,729
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                    12,643,815
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                 6,489,807
[SALES]                                        505,183
[TOTAL-REVENUES]                               505,183
[CGS]                                          212,245
[TOTAL-COSTS]                                  212,245
[OTHER-EXPENSES]                             1,014,069
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              32,594
[INCOME-PRETAX]                              (753,725)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                          (753,725)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 (753,725)
[EPS-BASIC]                                   (0.01)
[EPS-DILUTED]                                 (0.01)

