Form 10KSB
period 2000-09-30
STAMPEDE WORLDWIDE INC
filed 2001-01-12
CIK 1044760

U.S. Securities and Exchange Commission
                         Washington, D.C. 20549
                              Form 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the transition period from ........... to ...........
                   Commission file number 333-51302

        STAMPEDE WORLDWIDE, INC.(Formerly CHRONICLE COMMUNICATIONS, INC.)
             (Name of small business issuer in its charter)

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

State issuer's revenues for its most recent fiscal year. $1,674,810

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,400,876 shares at January 04, 2001

DOCUMENTS INCORPORATED BY REFERENCE

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

PART I

Item 1. Description of Business.
Stampede Worldwide, Inc., (the "Company") was incorporated in Georgia on April 5, 1996, under the name of JMAR Communications, Inc., and changed its name to Chronicle Communications, Inc., effective July 30, 1997. The Georgia company merged into its newly incorporated, wholly owned Florida subsidiary on February 2, 2000 for the sole purpose of changing the Company's state of incorporation to Florida from Georgia. On April 14, 2000, the Company changed its name to Stampede Worldwide, Inc.

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

The Company, through its subsidiaries hosts a network of services including e-business solutions, hardware and software productivity solutions, custom IT training, premium technology staffing, and dynamic commercial printing expertise. The Company focuses on client's information technology investment and through new programming tools and Internet technology, provides rapid program development for both traditional business information solutions such as Human resource management and new Internet market driven electronic commerce, corporate intranets and supplier/customer extranets. The Company's value proposition is directed toward client's total costs associated with planning and designing enterprise resources, providing the hardware, software, staffing and training to maximize their return on information technology investments. The Company, through its "Pewter Partnership" with the Tampa Bay Buccaneers, a National Football League team, and has been named the exclusive Web development firm for that organization. The Company has two service centers for its subsidiaries. Stampede Worldwide, Inc. provides and maintains Management Information Systems (MIS) and network administration to its subsidiaries. The Company's MIS department also provides network-consulting services through Stampede Network.com to its clients. Stampede Worldwide, Inc. aggregates the clerical and administrative needs of its subsidiaries and fulfils those needs from the parent company level.

Internet and software solutions:

The Company, through its Stampede Network.com subsidiary, provides a full range of Internet solutions, including creation, planning and design of Web sites, intranets, extranets and Web enabled application software for customers. The Company's services enable its customers to more effectively utilize the Internet in their communications, marketing and sales. The Company is a Microsoft Certified Solution Provider. The Company account representative sales staff identifies the client's total information technology needs including staffing, training, hardware and packaged software needs and custom application development. The Company's programming staff is primarily involved with custom application development.

Computer equipment, software and peripheral equipment sales-

The Company through its subsidiary, Spiderscape.com is a vendor of a full line of computer hardware, software, network products and peripheral equipment. The Company operates an e-commerce Web site at Spiderscape.com at which it offers approximately 150,000 different products. The Company also publishes and distributes an eighty-four-page catalog which is mailed to selected lists. Spiderscape.com went on line on October 18, 2000 and the first mailing of the catalog began November 1, 2000. The first catalog has been and will be mailed to over 122,000 addresses. Orders received over the Internet or through the Company's telephone service center are automatically directed to the Company's strategic partners, Tech Data Corp. and Ingram Micro, Inc., for fulfillment. The Company's sales are paid almost exclusively by credit card and are shipped with the Company's labeling and packing list by the Company's strategic partners. Spiderscape provides the hardware and packaged software products for the Company's direct sales efforts. Essentially providing the Company's account representative with in-house customer service representative for their client's hardware/software order. The Company believes data base driven e-commerce web-sites, such as Spiderscape.com and the Company's clients will benefit from automatic layout technology for hardcopy catalog creation. Spiderscape.com is providing the Company with the platform to test and perfect its method for automatic layout.

Information technology training-

The Company offers technical computer and software training through its Stampede I-Academy subsidiary. The Company operates a web site at www.i-Academy.com. The Company's clients include individuals, school boards and commercial businesses. The Company provides K-12 teacher training and continuing education to information technology professionals. The Company's classes are offered in five broad areas, including both Windows and MacIntosh platforms. These areas are network management, technical support, digital imaging, video and graphics and technology and educational training in applications software. The Company's network management courses cover Microsoft, Cisco, Apple, Citrix, Linux, Novell, Hewlett Packard, 3Com, Nortel and Compaq. The Company's technical support courses cover CompTia's A+ and Network+, Windows Operating Systems and PC assembly. The Company's digital imaging courses cover Adobe programs, Quark Xpress, Macromedia Director, FireWorks and Freehand, Java Script, Shock Wave, HyperStudio, Movie Works, Corel Draw and Paint and Extension Suitcase. The Company's video and graphics courses cover Final Cut Pro, Adobe products, Quark Xpress, HTML, Macromedia Director Shockwave Studio, Fireworks and Flash, Java Script and Shockwave. The Company's technology and education courses cover Microsoft Office Suite, WebQuest, network administration, technology in the primary and secondary classroom, trouble shooting, video editing and multimedia production. Nearly all the Company's Stampede Network.com client's have training needs, the Company's i-Academy students are potential purchasers of Spiderscape.com's merchandise as well as potential staff placements for Stampede Quest.

Information technology personnel placement-

The Company, through Stampede Quest, provides employment placement services for information technology professionals. Services are provided for both full time and contract employment opportunities. The Company confirms the technical proficiencies claimed by its placement candidates before they are referred to clients. Stampede Quest operates a web site at www.stampedequest.com that lists open job positions. Stampede Quest provides career placement functions for Stampede I-Academy students. Stampede Network.com clients often require contract placements for major initiatives as well as permanent network administrators and programmers whom all need reoccurring training.

Commercial printing-

The Company provides complete commercial web press printing services through Chronicle Commercial Printing, Inc. Chronicle Commercial Printing operates a web-site at www.chronicleinc.com. While this line of business was originally a result of the Company's commercial printing business through an acquired subsidiary, the Company's commercial printing capabilities enhance its e-commerce activities by enabling the Company to produce its printed catalogues at minimum cost. The Company is able to offer catalog printing services to its Web solutions clients, complimenting with traditional media the client's e-commerce initiatives. The Company also prints tabloid newspapers, such as La Gazetta, the nation's oldest trilingual newspaper, newspaper inserts and other newsprint products.

The Company employees a total of 58 individuals across all operating divisions of which all 58 are considered full-time employees.

Item 2.  Description of Property.

The Company owns a 32,000 sq ft office and light industrial building located on 5.25 acres in Tampa, Florida. All of the Company's operations are located at this facility. The Company believes that the facility is adequate for current operations and growth in the foreseeable future. The property is subject to a seller-financed mortgage.

The Company has installed eight Compaq servers performing the following functions for the Company: Primary and secondary domain control, email service, development, test and live Internet platforms, sufficient switching and routing equipment, supporting a Windows NT operating system. The Company has a written disaster recovery plan, including ample uninterruptible power supplies and tape backup. The Company has 50 Compaq Ipax work stations on a 10/100 Ethernet local area network. The Company has three T-1 data connections for sufficient and redundant Internet connectivity.

The Company has a state-of-the-art training center including two classrooms with fourteen Pentium III 600 mhz work stations and one classroom with nine MacIntosh dual processor G-4 work stations.

The Company's new printing press is manufactured by the Raghbeer Company.
The press is a model FAST-300 and includes eight printing units, six roll stands and a folder. Other improvements to the press room are a six pocket stitcher/trimmer, several cutters, forklifts, ink pump systems and an online counter/stacker. The press has the capability of printing a ninety-six page, 8.5X11 glued book with thirty-two pages of process color in a single pass. The FAST-300 is very similar in configuration and operation to a Goss Community printing press. The Company has a complete pre-press facility, including disk to film capability.


Item 3. Legal Proceedings

In November 1999, the Bright Now, Inc. subsidiary filed for protection under Chapter 11 of the Federal Bankruptcy Code. This proceeding was converted to a Chapter 7 Liquidation during the month of February, 2000. As of September 30, 2000, the Company believes it has fulfilled all its obligations under a Chapter 7 liquidation.

Larry S. Hyman vs. Chronicle Communication, Inc., Case No. 98-5547 CI 7 in the Pinellas County, Florida Circuit Court. This action is for breach of contract in the acquisition of a printing plant and seeks $739,371.70 in damages. Plaintiff's motion for summary judgment has been denied. The Company believes it has substantial defenses to this claim and is vigorously defending.

Patken Leasing Company, Inc. vs. Chronicle Communications, Inc., Case No. 99014163 in the Dade County, Florida Circuit Court. This action seeks recovery of approximately $108,000 for sums advanced to Bright Now, Inc., a former subsidiary of the Company that was liquidated in bankruptcy. The Company believes it has substantial defenses to this claim and is vigorously defending.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

The National Association of Securities Dealers, Inc, quotes the Company's Common Stock under the stock symbol "CRNC", through February 2000 and now under "STPW" on the OTC Bulletin Board. The following table sets forth the approximate high and low bid quotations for the Company's Common Stock for each calendar quarter during the twelve months ended September 30, 2000, as adjusted for a one for five share combination effective on November 22, 2000. These quotations are inter-dealer quotations without retail markup, markdown or commissions and may not represent actual transactions.

Quarter ended           High Bid         Low Bid

September 1998           $0.19            $0.19
December 1998             0.50             0.50
March 1999                0.97             0.78
June 1999                 0.29             0.29
September 1999            0.46             0.33
December 1999             0.65             0.60
March 2000                1.20             1.00
June 2000                 0.45             0.40
September 2000            0.55             0.55


The high and low bid quotations for the Company's Common Stock on November 24, 2000 were $0.17 and $0.14 and the closing price on that date for the Company's Common Stock on the OTC Bulletin Board was $0.16.

The Company had approximately 6,832 holders of its common stock at September 30, 2000.

The Company's transfer agent is Atlas Stock Transfer of Salt Lake City, Utah.

Dividends:

Dividends on the Common Stock can be paid lawfully only out of current and retained earnings and surplus of the Company, when, as and if declared by the Board of Directors. The Company has not declared or paid any dividends on the Common Stock or the Preferred Stock and there is no assurance dividends will be paid in the foreseeable future. The payment of dividends in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other factors which the board of directors deems relevant. The Company does not expect to pay cash dividends within the next five years based upon its plan to invest its profits, if any, in expansion of the Company's technology business model.

Recent Sales of Securities:

For unregistered common stock transactions, see Item 10 "Executive
Compensation".

Subsequent Sale of Unregistered Securities:

The Company subsequent to the fiscal year ended September 30, 2000, sold an aggregate of 41 shares of Series A and Series B Convertible Preferred Stock to 16 accredited investors with cash proceeds in the aggregate amount of $410,000. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, in that the offering did not involve a public offering. The terms of the 15 shares of Series B Preferred Stock entitle the holder to elect an additional member to the board of directors under certain circumstances. The Series B Preferred Stock has been fully converted into common stock as of January 10, 2001. See Exhibit 3 for the complete terms of both series of preferred stock

Item 6. Management's Discussion and Analysis or Plan of Operation.

For the years ended September 30, 2000 and 1999:

During March 2000, the Company purchased ETA Internet Solutions through its subsidiary Stampede Network.com, Inc. for 22,222* shares of the Company's common stock and $199,471 cash. The total cost of the transaction was $236,138, which exceeded the fair value of the net assets acquired by $187,167. The excess was allocated to goodwill to be amortized on a straight-line basis over 20 years.

During January 1999, the Company acquired Bartow Communications, Inc., a real estate publisher in the Washington, D.C. area, for 25,000* shares of common stock. The total cost of the acquisition was $14,062, which exceeded the fair value of the net assets acquired by $214,814. The excess was allocated to goodwill to be amortized on a straight-line basis over 20 years. In July 2000, the Company's subsidiary Chronicle Commercial Printing, Inc. ceased publication of the real estate magazines published by Bartow Communications and returned the operations to the former owner in a transaction resulting in a net gain of $34,087 to the Company. The net gain includes write off of goodwill related to the acquisition of $198,712.

During August 1999, the Company acquired Americomp Computers, Inc., a Houston based computer retailer, for 450,000* shares of the Company's stock. The total cost of the acquisition was $373,5000, which exceeded the fair value of the net assets by $401,791. The excess was allocated to goodwill to be amortized on a straight-line basis for 20 years. During March 2000, the Company closed the Houston facility and consolidated its computer retail operations into its Tampa
subsidiary, Spiderscape.com.   The disposal resulted in a net loss of $411,841
to the Company, which includes a write off of $391,746 of goodwill related to the acquisition.

The Company completed an acquisition of Bright Now, Inc. and Southern Paper and Converters Inc. on September 30, 1998. This acquisition of the two related companies was treated as a "pooling" under generally accepted accounting principles. As a result of the pooling, the operations of the parent company only and the acquired subsidiaries have been consolidated for the fiscal year ended September 30, 1999. At September 30, 2000 and 1999, the Company, on both a parent only and consolidated basis, and its subsidiaries, considered individually, were technically insolvent.

In November 1999, the Bright Now, Inc. subsidiary filed for protection under Chapter 11 of the Federal Bankruptcy Code. This proceeding was converted to a Chapter 7 Liquidation during the month of February, 2000. As of September 30, 2000, the Company believes it has fulfilled all its obligations under a Chapter 7 liquidation.

The Company operated a commercial web-offset printing business located in Tampa, Florida and during part of the reported periods was the publisher of two free weekly shopper-style tabloid newspapers, and a two edition Sunday newspaper and a real estate publication in the Maryland area and was a contract publisher of trade magazines. The Company's revenues were generated through sales of commercial printing sales of display advertising in its own publications, sales of classified advertising and sales of recycled newsprint to the packaging and shipping industry, and the sales of computer parts and accessories.


The Company's operating activity for the year ended September 30, 1999 reflect seventeen weeks of The South Georgia Chronicle - Thomas County
Edition. The Company operated its commercial printing plant and its paper recycling business for the entire 1999 fiscal year, Bartow Communications New Homes Register for nine full months, Nicholson Enterprises for nine full months and AmeriComp Computers for forty-two calendar days.

The Company incurred operating losses of $7,053,140 and $3,967,079 for the years ended September 30, 2000 and 1999, respectively. Also, at September 30, 2000 and 1999, current liabilities exceeded current assets by $2,905,408 and $4,131,033, respectively, yielding a positive increase in working capital between the two fiscal years of $1,225,625.

The Company had a slight decrease in revenue growth for the 2000 fiscal year when compared to the 1999 fiscal year of approximately 13% or $259,690. However, the change in gross profit for the same period rose by $266,630 or 116%. The decrease in revenues is attributed to the downtime in the printing operations due to the installation of a new press. The increase in gross profits were the results of replacing vendors of paper supplies used in the printing business with lower cost sources and to the closing of the Houston division of Americomp in March 2000. Americomp Houston's revenues were primarily derived from low-margin sales of computer hardware and software.

The Company experienced an increase in operating expenses for the 2000 fiscal year compared to the 1999 fiscal year of $3,352,691. The increase is largely related to total stock compensation to officers, directors and employees of $2,755,133, advertising expenses of $1,168,365, stock commissions of $562,600, legal expenses of $165,247 and accounting expenses of $129,744.

*Adjusted for share combination of one for five on November 22, 2000.

Limited liquidity and financial resources:

During the 2000 and 1999 fiscal years, the Company funded much of its working capital needs through the sale of its common stock. Approximately $8,783,000 in capital was raised in connection with these stock sales. The Company's continued ability to operate is dependent on its ability to either refinance its existing debt or raise additional capital.

The Company's working capital position increased by $1,225,625 at September 30, 2000. This condition is the result of an increase in current assets of $246,526 and a decrease in total current liabilities of $979,099, partially as a result of the Chapter 7 liquidation of all liabilities associated with its Bright Now, Inc. subsidiary. The Company experienced an increase from period to period in short-term notes by $497,854. Other accrued liabilities also increased by $931,275. Accounts payable decreased by $1,099,157. Current maturities of long-term debt also decreased by $925,513. Accrued payroll liabilities decreased by $351,614.

The Company had limited liquidity as a result of limited positive cash flows during the reported periods and its liquidity was limited to the sale of common stock, collections of accounts receivable and generation of additional accounts receivable, primarily from revenues generated from the commercial web printing business. The Company's management believes the Company can improve its gross margins by expanding operations and increasing revenues, thereby spreading fixed costs over a broader revenue base.

Losses for the year ended September 30, 2000 were directly related to the cost of branding the Company's new technology identity and infrastructure capitalization needs. The losses for the twelve months ended September 30, 1999, were directly related to commercial printing jobs dropped at the Company's printing facility that did not meet the Company's minimum profit standards and seasonal downturn in the commercial printing business. Additionally, the Company suffered revenue losses as a result of limited working capital and vendors requiring payment on delivery.

The Company showed a decrease in cost of sales for the twelve months ended September 30, 2000, over the same period in 1999. Cost of sales as a percent of revenue was 70.4% for the twelve months ended September 30, 2000, verses 88.1% for the same twelve months ended 1999, which represents an almost 30.0% decline in cost of sales.

The Company's management believes if it had been better capitalized during the period it could have offset the losses by making capital equipment purchases and repairs that would be expected to have improved efficiency and increased its commercial printing revenues and to complete the capitalization of the technology business model.

During the years ended September 30, 2000 and 1999, the Company's activities were conducted primarily in its subsidiaries.

During the year ended September 30, 2000, the Company's subsidiaries and their respective businesses were as follows:
      Chronicle Commercial Printing, Inc. - commercial web offset printing Stampede Network.com, Inc. - web design and hosting, and proprietary database programming
      Spiderscape.com, Inc. - Internet and catalog based computer hardware and software retailing
      Bartow Communications, Inc. - publisher of new homes real estate guides in Metropolitan Washington, DC, which was returned to the original owner in July 2000.
      i-Academy, Inc. - technical computer and software training facilities and Stampede Quest, a technology employment placement agency which also operates under the i-Academy subsidiary.
        Americomp Computers, Inc. - Houston, Texas based hardware and software retailer
      Bright Now, Inc. - commercial web offset printing

During the year ended September 30, 1999, the Company's subsidiaries and their respective businesses were as follows:
      Bright Now, Inc. - commercial web offset printing
      Bartow Communications, Inc. - publisher of new homes real estate guides in Metropolitan Washington, DC
Americomp Computers, Inc. - Houston, Texas based hardware and software retailer.

Financial results:

The Company greatly improved its financial position as of September 30, 2000 in contrast to its financial position at September 30,1999. Current assets increased by $246,526 and current liabilities decreased by $979,099 between those dates. The cash balance increased by $77,983 and the accounts payable and accrued liabilities balances decreased by $519,496 as of the aforementioned dates. Furthermore, bank overdrafts were eliminated. Stockholders' equity has increased by $2,073,304 from a deficit of $2,076,351 at September 30, 1999 to a deficit of $3,047 at September 30, 2000. Overall, the balance sheet has increased by $3,288,209 from total assets of $2,585,130 at September 30, 1999 to $5,873,339 at September 30, 2000.

For the twelve months ended September 30, 2000 in contrast with the same period in 1999, revenues decreased by only $259,690 or 13.4%. The reduction in revenues may be attributed to the downtime for the installation of the new press for Chronicle Commercial Printing, and the elimination of the retail portion of Americomp Computers.

Management was able to decrease the cost of sales by $526,320 for the twelve months periods ended September 30, 2000 versus 1999. Additionally, the gross profit margin improved by 115.9% for the twelve months periods ended September 30, 2000.

Net loss per common share, basic decreased by $1.99* to $(0.60)* for the twelve months ended September 30, 2000 versus ($2.59)* for the same period of 1999.

During the current quarter the Company's management has vigorously been eliminating and rectifying ongoing operational and administrative matters to more effectively continue with its ongoing efforts to strengthen and ultimately bring profitability to the Company and its shareholders. These efforts have included significant reduction of payables, resolution of litigation and employment contracts, and refocusing on core business objectives. To this end, in January 2000 the Company moved into a 32,000 square foot facility that can comfortably house all operations. The new state of the art FAST-300 press (cost - $709,000) was installed in February 2000. In March the Company acquired the assets and talent of ETA Internet Solutions, Inc. to establish Stampede Network.com, Inc. Also, during March 2000, the Company closed the Houston facility of Americomp Computers, Inc. and consolidated its computer retail operations into its Tampa subsidiary, Spiderscape.com, Inc. On April 5, 2000 the Company purchased its new Tampa facility for $2,250,000 with better than market seller financing and no mortgage payments required before the first quarter of next fiscal year. Effective July 21, 2000, the Company discontinued activities with Bartow Communications, Inc. and returned it to its previous owner. In August 2000 the Company completed construction of a three classroom-training center located within its corporate facility used for instruction of proprietary software programs. The name of the training center is "i-Academy". Additionally, i-Academy, through its Stampede Quest division has begun offering staffing solutions of IT professionals to clients on a temporary to permanent basis. October brought the launch of our Spiderscape subsidiary with its on-line and catalog sales of computer hardware and software.

*Adjusted for share combination of one for five on November 22, 2000.

Liquidity and capital resources:

During the twelve months ended September 30, 2000 and 1999, the Company funded much of its working capital needs through the sale of its common stock.

The Company's working capital ratio was negative as of September 30, 2000 and has continued to remain in that position through the date of this filing. Working capital at September 30, 2000 increased by $1,225,625 from working capital at September 30, 1999. The Company's current ratio at September 30, 2000 was a negative 1.0:6.0 ratio in sharp contrast to the negative current ratio of 1.0:13.2 at September 30, 1999.

In December 1999, the Company acquired its current facility. In January 2000, the Company acquired its web press. These acquisitions increased the Company's assets by $2,945,000. The combined financing payments on this property and equipment are $17,089 per month through April 2001, at which time an additional principal payment of $100,000 is due at May 2001. Starting in May 2001 the monthly payments increase to $20,000 through the end of the Company's fiscal year.

Year 2000 considerations:

The Company has not experienced any adverse consequences related to year 2000 considerations.


Item 7. Financial Statements.
December 20, 2000

To the Board of Directors and Stockholders of Stampede Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of Stampede Worldwide, Inc., (a Florida Corporation) and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stampede Worldwide, Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company's significant operating losses and negative cash flows raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

BELLA, HERMIDA, GILLMAN, HANCOCK & MUELLER

/s/

Certified Public Accountants
Plant City, Florida


                STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
                      September 30, 2000 and 1999

                               ASSETS

                                  2000             1999

CURRENT ASSETS:
Cash                         $  53,746          $    7,707
Accounts Receivable, net of
 Allowances of $22,250 (2000)
 and $6,200 (1999)             135,665             197,218
Inventory                      101,711              32,110
Other Current Assets           293,852             101,413
                             ----------         -----------

   Total Current Assets        584,974             338,448


PROPERTY AND EQUIPMENT,
Net of Accumulated
 Depreciation of $124,239
(2000) and $745,659 (1999)   4,457,747           1,334,850

ADVANCES TO STOCKHOLDERS       596,756             303,083

INTANGIBLE ASSETS, NET         233,862             608,749
                             ----------         -----------

TOTAL ASSETS                $5,873,339          $2,585,130
                            ===========         ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Bank Overdraft               $                   $ 31,944
Short-Term Notes               820,175            322,321
Current Maturities
 of Long-Term Debt             252,877          1,178,390
Accounts Payable               486,366          1,585,523
Accrued Payroll Liabilities    180,617            532,231
Other Accrued Liabilities    1,750,347            819,072
                             ----------         -----------

   Total Current Liabilities 3,490,382          4,469,481

LONG-TERM LIABILITIES        2,386,004            192,000
                             ----------         -----------

   Total Liabilities         5,876,386          4,661,481
                             ----------         -----------

STOCKHOLDERS' DEFICIT:
Common Stock, $.001 Par
 Value, 100,000,000
 Shares Authorized,
 19,716,611 and 3,074,840
 Shares  Issued and
 Outstanding at September
 30, 2000, and 1999,
 respectively                   19,716              3,075
Additional Paid In Capital  14,589,483          5,822,828
Common Stock Receivable    (   569,668)        (  188,225)
Accumulated Deficit        (14,042,578)        (7,714,029)
                           ------------       ------------
  Total Stockholders'
   Deficit                 (     3,047)        (2,076,351)
                           ------------       ------------

TOTAL LIABILITIES AND
STOCKHOLDERS'
 DEFICIT                    $5,873,339         $2,585,130
                            ===========        ===========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

                                2
              STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Years Ended September 30, 2000 and 1999


                                   2000          1999

SALES                           $1,674,810   $1,934,500


COST OF SALES                    1,178,257    1,704,577
                                ----------   -----------

GROSS PROFIT                       496,553      229,923
                                ----------   -----------


OPERATING EXPENSES:
General and Administrative       7,185,492    3,764,034
Depreciation and Amortization      182,779      170,354
Interest                           181,422      262,614
                                ----------   -----------

   Total Operating Expenses      7,549,693    4,197,002
                                ----------   -----------

NET LOSS FROM OPERATIONS        (7,053,140)  (3,967,079)
                                ----------   -----------

OTHER EXPENSE:
Loss on Disposal of
 Property and Equipment            124,670       14,462
Loss on Disposal of
 Investment                         91,652       55,902
Loss on Disposal of
 Subsidiaries                      377,753
                                ----------   -----------

   Total Other Expense             594,075       70,364
                                ----------   -----------

NET LOSS BEFORE EXTRAORDINARY
 ITEMS                          (7,647,215)  (4,037,443)
                                ----------   -----------

EXTRAORDINARY ITEMS:
Gain on Forgiveness of Debt        201,678
Gain on Liquidation of a
 Subsidiary following a pooling
 of interests                    1,116,988
                                ----------   -----------

   Total Extraordinary Items     1,318,666
                                ----------   -----------


NET LOSS                       $(6,328,549) $(4,037,443)
                               ============ =============


NET LOSS PER COMMON
 SHARE, BASIC                  $   (  0.60) $   (  2.59)
                               ============ =============


WEIGHTED-AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING       10,482,699    1,559,779
                               ============ =============



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements


STAMPEDE WORLDWIDE, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999


                                        Common Stock
                                          $.001 Par             Additional
                                      Shares       Amount     Paid In Capital
                                    ---------    ---------   ----------------
Balance October 1, 1998              673,557      $   674       $ 2,514,692


Common Stock Issued:
 For Cash, Net of Offering Costs     565,276          565           667,306
 For Consulting Services             513,694          504           574,521
 For Employee Compensation           452,716          453         1,011,707
 For Debt Repayment                  214,148          214           325,989
 For Operating Expenses               78,878           79           133,162
 For Acquisitions                    500,000          500           407,312


Common Shares Issued
 for Receivable                       86,572           86           188,139


Net Loss
                                   ---------      -------       -----------

Balance, September 30, 1999        3,074,840      $ 3,075       $ 5,822,828




Common Stock Issued:
 For Cash, Net of Offering Costs  12,898,085       12,898         5,575,880
 For Employee Compensation         1,355,742        1,355         1,581,073
 For Debt Repayment                  494,320          494           359,580
 For Operating Expenses            1,575,994        1,576           837,903
 For Acquisitions                     22,222           22            36,645


Surrender and Cancellation
 of Common Stock                       ( 375)                       ( 5,573)


Common Shares Issued
 for Receivable                      295,783          296           381,147


Net Loss
                                  ----------      -------       -----------


Balance, September 30, 2000       19,716,611      $19,716       $14,589,483
                                  ==========      =======       ===========







STAMPEDE WORLDWIDE, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999


                                    Stock        Accumulated
                                  Receivable       Deficit          Total
                                 ------------  --------------  -------------
Balance October 1, 1998          $             $ (3,676,586)   $ (1,161,220)


Common Stock Issued:
 For Cash, Net of Offering Costs                                    667,871
 For Consulting Services                                            575,025
 For Employee Compensation                                        1,012,160
 For Debt Repayment                                                 326,203
 For Operating Expenses                                             133,241
 For Acquisitions                                                   407,812


Common Shares Issued
 for Receivable                     (188,225)


Net Loss                                         (4,037,443)     (4,037,443)
                                  -----------   ------------    ------------


Balance, September 30, 1999      $  (188,225)  $ (7,714,029)   $ (2,076,351)


Common Stock Issued:
 For Cash, Net of Offering Costs                                  5,588,778
 For Employee Compensation                                        1,582,428
 For Debt Repayment                                                 360,074
 For Operating Expenses                                             839,479
 For Acquisitions                                                    36,667


Surrender and Cancellation
 of Common Stock                                                    ( 5,573)


Common Shares Issued
 for Receivable                     (381,443)


Net Loss                                         (6,328,549)     (6,328,549)
                                 ------------  -------------   -------------

Balance, September 30, 2000      $  (569,668)  $(14,042,578)   $     (3,047)
                                 ============  =============   =============

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements


             STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Years Ended September 30,

                                                2000              1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                   $(6,328,549)        $(4,037,443)
Adjustments to Reconcile
 Net Loss to Net Cash Used
 in Operating Activities:
  Depreciation and Amortization                182,779             170,354
  Provision for Losses on Accounts
  Receivable                                (   16,050)
  Extraordinary Item - Liquidation
  of Subsidiary                             (1,123,879)
  Extraordinary Item - Forgiveness
  of Debt                                   (  201,678)
  Expenses Paid with Stock                   2,039,239           2,147,778
  Expenses Paid with Debt                                          396,236
  Net Loss on  Disposal of Assets              124,670              14,462
  Net Loss on Disposal of Investments           76,652              55,902
  Net Loss on Disposal of Subsidiaries         391,277

  Changes in Operating Assets and
  Liabilities, Net of Effects
  of Disposals:
    Accounts Receivable                     (    5,077)            116,295
    Inventory                               (  126,545)             63,730
    Other Current Assets                    (  272,623)
    Other Assets                            (    3,528)        (    33,134)
    Accounts Payable                            67,033             312,913
    Accrued Liabilities                      1,415,174             615,895
                                          -------------        -------------
      Net Cash Used in
       Operating Activities                 (3,781,105)        (   177,012)
                                          -------------        -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash Paid for Investment in
  Subsidiaries                              (  199,471)
  Cash Received
    from Acquisitions                                               46,929
  Capital Expenditures                      (1,901,870)        (    14,549)
                                          -------------        -------------

    Net Cash Provided by
    (Used in) Investing
     Activities                             (2,101,341)             32,380
                                          -------------        -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank Overdraft                            (   31,944)             20,135
  Proceeds from Short-Term Debt                763,444              68,500
  Principal Payments on Long-Term Debt      (   66,505)           ( 33,448)
  Principal Payments on Short-Term Debt     (   26,044)
  Stockholders Advances                     (  602,695)           (129,343)
  Stockholder Repayments                       309,023
  Proceeds from Issuance of Stock            5,583,206             212,038
                                          -------------        -------------

    Net Cash Provided by
    Financing Activities                     5,928,485             137,882
                                          -------------        -------------

NET INCREASE (DECREASE) IN CASH                 46,039         (     6,750)


CASH AT BEGINNING OF YEAR                        7,707              14,457
                                          -------------        -------------



CASH AT END OF YEAR                           $ 53,746            $  7,707
                                          ==============        =============



             STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               For the Years Ended September 30, 2000 and 1999

                                                2000              1999
                                          -------------        -------------
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:

Cash Paid during the Year for
 Interest                                   $   24,836             $29,455
                                          =============        =============
SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

Property Acquired by Long-Term Note        $ 2,125,000
                                          =============        =============

Equipment Acquired by Capital Lease        $   556,000
                                          =============        =============

Stock Issued for Stockholder Advances                             $209,009
                                          =============        =============

Stock Issued for Acquisitions              $    36,667            $512,049
                                          =============        =============

Stock Issued for Debt Repayment            $    85,097            $ 43,640
                                          =============        =============

Stock Issued for Receivable                $   381,443            $188,225
                                          =============        =============

Stock Issued for Payments on
 Accounts Payable                          $   213,519
                                          =============        =============

Stock Issued for Payment on Accrued
 Liabilities                               $   444,126
                                          =============        =============

Property Surrendered for Debt Repayment    $   130,040            $ 14,000
                                          =============        =============

Proceeds from Sale of
 Investments for Stockholders Advances                            $  8,297
                                          =============        =============

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements




STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999


NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stampede Worldwide, Inc., (the "Company") was incorporated in Georgia on April 5, 1996, under the name of JMAR Communications, Inc., and changed its name to Chronicle Communications, Inc., effective July 30, 1997. The Georgia company merged into its newly incorporated, wholly owned Florida subsidiary on February 2, 2000 for the sole purpose of changing the Company's state of incorporation to Florida from Georgia. On April 14, 2000, the Company changed its name to Stampede Worldwide, Inc.

Stampede Worldwide, Inc. is engaged in the business of communications technology. Through its subsidiaries, which include Chronicle Commercial Printing, Stampede Network.com, i-Academy and Spiderscape, Inc., the Company offers commercial web offset printing and publishing, complete internet and intranet solutions, information technology training and staffing and computer hardware and software sales.

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

Reclassification of Financial Statement Presentation

Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 financial statement presentation. Such reclassifications had no effect on net income as previously reported.

Cash Equivalents

For purposes of financial statement presentation, the Company considers all highly liquid instruments with maturity of three months or less to be cash equivalents. The Company holds no such instruments at September 30, 2000 and 1999.

Accounts Receivable

The Company grants unsecured credit to its customers for terms of 10 to 60 days. Bad debts are reported using the allowance method.

Inventory

Inventories are recorded at the lower of cost (first-in, first-out) or market. Inventories consist principally of paper, printing supplies and computer parts.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives ranging from 5 to 40 years. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.





7
STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999


NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Intangibles

Intangible assets consist primarily of Goodwill and are amortized using the straight-line method over 20 years.

Advertising Costs

Advertising costs are generally charged to operations in the year incurred and totaled $1,168,365 and $11,760 for the years ended September 30, 2000 and 1999, respectively.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Stampede Worldwide, Inc. and all wholly owned subsidiaries. All material inter-company transactions have been eliminated.

Fair Value of Financial Instruments

At September 30, 2000 and 1999, the fair values of cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying value due to their short-term nature. The fair value of debt is estimated at its carrying value based upon current rates available to the Company.





8
STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999


NOTE 2: GOING CONCERN

The Company has incurred substantial operating losses since inception. The Company recorded losses from operations of $7,053,140 and $3,967,079 for the years ended September 30, 2000 and 1999, respectively. Current liabilities exceed current assets by $2,905,408 at September 30, 2000. These factors, combined with the fact that the Company has not generated positive cash flows from operating activities since inception, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.



NOTE 3: ACQUISITIONS AND DISPOSALS

During March 2000, the Company purchased ETA Internet Solutions through its subsidiary Stampede Network.com, Inc. for 22,222 shares of the Company's common stock and $199,471 cash. The total cost of the transaction was $236,138, which exceeded the fair value of the net assets acquired by $187,167. The excess was allocated to goodwill to be amortized on a straight-line basis over 20 years.

During January 1999, the Company acquired Bartow Communications, Inc., a real estate publisher in the Washington, D.C. area, for 25,000 shares of common stock. The total cost of the acquisition was $14,062, which exceeded the fair value of the net assets acquired by $214,814. The excess was allocated to goodwill to be amortized on a straight-line basis over 20 years. In July 2000, the Company's subsidiary Chronicle Commercial Printing, Inc. ceased publication of the real estate magazines published by Bartow Communications and returned the operations to the former owner in a transaction resulting in a net gain of $34,087 to the Company. The net gain includes write off of goodwill related to the acquisition of $198,712.

During August 1999, the Company acquired Americomp Computers, Inc., a Houston based computer retailer, for 450,000 shares of the Company's stock. The total cost of the acquisition was $373,500, which exceeded the fair value of the net assets by $401,791. The excess was allocated to goodwill to be amortized on a straight-line basis for 20 years. During March 2000, the Company closed the Houston facility and consolidated its computer retail operations into its Tampa
subsidiary, Spiderscape.com.   The disposal resulted in a net loss of $411,841
to the Company, which includes a write off of $391,746 of goodwill related to the acquisition.

9
STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999


NOTE 4:	PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

Property and Equipment, at cost, consist of the following:
                                                2000                  1999

 Land                                   $                      $     30,875
 Building and Improvements                  2,458,125               691,471
 Machinery and Equipment                    1,190,915             1,054,519
 Furniture and Fixtures                       330,574                29,931
 Computers and Software                       602,372               273,713
                                         -------------        --------------
   Total                                    4,581,986             2,080,509

 Less, Accumulated Depreciation               124,239               745,659
                                         -------------        --------------

   Net Property and Equipment              $4,457,747            $1,334,850
                                         =============        ==============

Depreciation expense for the years ended September 30, 2000 and 1999 was $160,548, and $158,939, respectively.

Intangible Assets, at cost, consist of the following:

                                                2000                  1999

 Goodwill                               $     187,167          $    616,616
 Loan Costs                                                           3,609
 Other                                         52,500
                                         -------------        --------------
   Total                                      239,667               620,225

 Less, Accumulated Amortization                 5,805                11,476
                                         -------------        --------------
    Net Intangible Assets               $     233,862          $    608,749
                                         =============        ==============

Amortization expense for the years ended September 30, 2000 and 1999 was $22,231 and $11,415, respectively.


NOTE 5: SHORT-TERM DEBT

Short-Term Debt consists of the following:

                                                      2000            1999
                                                     -------         ------

Line of credit payable to bank; unsecured;
bearing interest at bank prime plus 2.5%;
in default, entire principal plus interest,
costs and fees due immediately.  Balance of
$30,931 plus interest liquidated in bankruptcy.  $                 $  30,931

Note payable to individual; secured by
mortgage on real estate; bearing interest
at 10%; in default, entire principal plus
interest due immediately.  Balance of $46,245
plus interest liquidated in bankruptcy.                               46,245
10

	STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999


NOTE 5:  	SHORT-TERM DEBT (CONTINUED)

Loan payable to individual; unsecured;
bearing interest at 10%; in default, entire
principal plus interest due immediately.  Balance
of $108,305 plus interest liquidated in bankruptcy.                  108,305

Loan payable to individual; unsecured; bearing
interest at 10%; in default, entire principal plus
interest due immediately.  Balance of $34,800 plus
interest liquidated in bankruptcy.                                    34,800

Note payable to individual; unsecured;
bearing interest at 11%; in default, entire
principal plus interest due immediately                               12,500

Loans payable to individuals; unsecured; bearing
interest at various rates with various repayment terms.  56,732       89,540

Note payable; secured by a first priority security
interest in 76.3444 shares of Convertible Preferred
Stock Series A (issued subsequent to September
 30, 2000); bearing interest at 6.75%; due
September 19, 2001.                                     763,443
                                                        -------     --------

Total Short-Term Debt                                  $820,175     $322,321
                                                       ========     ========

NOTE 6: LONG-TERM DEBT

Long-Term Debt consists of the following:
                                                      2000            1999
                                                     -------         ------
Note payable to bank; bearing
interest at 10.95%;monthly payments
of $4,231; in default with entire
principal, plus interest, costs
and fees due immediately; secured
by mortgage on real estate.  Balance
of $521,350 plus interest liquidated
in bankruptcy.                                  $                $   521,350

Note payable to bank; bearing interest
at bank prime plus 2.5%; monthly payments
of $5,609; in default with entire
principal, plus interest, costs and
fees due immediately; secured by blanket
lien on all business assets.  Balance
of $297,641 plus interest liquidated
in bankruptcy.                                                       297,641

Note payable to financial institution;
bearing interest at 18%; monthly payments
of $3,849; in default with entire principal,
interest, costs and fees due immediately;
secured by lien on equipment and judgment
entered March 19, 1998.  Balance of $171,000
plus interest liquidated in bankruptcy.                              171,000





11
 STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999


NOTE 6:  LONG-TERM DEBT (CONTINUED)

                                                      2000            1999
                                                     -------         ------
Mortgage note payable; bearing interest
at 8%; monthly  payments of principal
and interest of $1,142; in default, entire
principal plus interest and fees due
immediately; secured by mortgage on real
estate; guaranteed by the Company's president
and majority stockholder.  Property surrendered
for full debt repayment.                                             110,567

Note payable to bank; bearing interest
at 11%; in default, entire unpaid balance
of principal and interest due immediately;
secured by equipment, trade accounts
receivable, and 42,500 shares of the
Company's common stock; co-signed by
four stockholders.                                                    40,832

Note payable to stockholder; bearing
interest at 11%; in default, entire
unpaid balance of principal and interest
due immediately; secured by all of the
property of the Company.                                              25,000

Loans payable to individuals; unsecured;
bearing interest at various rates
with various repayment terms.                        20,000          204,000

Note payable; secured by mortgage
and security agreement on property;
interest accrues at 6.51% payable
May 1, 2004; monthly principal payments ranging
from $5,000 to $15,000 with additional
principal payments of $100,000 payable
May 1, 2001, $250,000 payable May 1, 2002
and $1,315,000 payable May 1, 2004; note
matures May 1, 2004.                              2,125,000

Capitalized Lease on Equipment; monthly
payments of $12,089, including interest
at 11%; lease expires April 1, 2005.                493,881
                                                    -------         --------

   Total                                          2,638,881        1,370,390

 Less, Current Maturities                           252,877        1,178,390
                                                 ----------      -----------

   Net Long-Term Debt                            $2,386,004      $   192,000
                                                 ==========      ===========




The aggregate annual maturities of long-term debt are as follows:

             YEAR ENDING SEPTEMBER 30,                        AMOUNT
             -------------------------                    -------------
                     2001                                 $   252,877
                     2002                                     485,079
                     2003                                     271,007
                     2004                                   1,548,316
                     2005                                      81,602
                                                          -------------
                    TOTAL                                  $2,638,881
                                                          =============

12

STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999


NOTE 7: INCOME TAXES

The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company's financial statements or tax returns. The Company currently has substantial net operating loss carry-forwards that may be applied against future income. These losses create a deferred tax asset at September 30, 2000 and 1999. The Company has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization.

                                                    2000               1999
                                                   ------             ------
 Deferred Tax Assets Resulting from
  Net Operating Losses                         $ 1,972,306       $ 1,112,296
 Less, Valuation Allowance                       1,972,306         1,112,296
                                               -----------       -----------

 Net Deferred Tax Assets                       $         0       $         0
                                               ===========       ===========

The Internal Revenue Code contains provisions, which may limit the net operating loss carryforward available for use in any given year if significant changes in ownership interest in the Company occur.

The loss carry forwards expire as follows:

                        YEAR OF EXPIRATION              AMOUNT
                       -------------------             --------
                              2011               $       68,400
                              2012                    1,385,735
                              2013                    1,923,731
                              2014                    4,078,504
                              2015                    6,435,665
                                                 ---------------
                                                 $   13,892,035
                                                 ===============

NOTE 8:	SEGMENT REPORTING

The Company's reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. They are managed separately because of their unique technology, marketing and distribution requirements.

The Company has three reportable segments: Commercial Printing, Computer Equipment Sales and Information Technology Solutions. The Commercial Printing segment provides complete commercial web press printing services. The Computer Equipment Sales segment provides a full line of computer hardware, software, network products and peripheral equipment. The Information Technology Solutions segment provides a full range of Internet solutions, including creation, planning and design of Web sites, intranets, extranets and custom internet enabled application software.

The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies. Management evaluates segment performance based on segment profit and loss before income taxes and nonrecurring gains and losses.

13
STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999


NOTE 8: SEGMENT REPORTING (CONTINUED)

A summary of the Company's segmented information for the year ended September 30, 2000 is as follows:

                               Segments
              -------------------------------------------
               Commercial     Computer       Information         Consolidated
                Printing    Equipment Sales   Technology   Other       Totals
              ------------ ----------------  -----------  ------  -----------
Net Sales
 to unaffiliated
 customers    $ 1,026,120     $ 456,045     $ 148,365   $ 44,280  $1,674,810

Interest
 Expense           99,129                                             99,129

Depreciation and
 Amortization      91,603         2,565         7,143         29     101,340

Segment
 Profit (Loss) (  338,650 )  (  283,054 )    (363,038 )   39,026 (   945,716)

Segment Assets  1,174,513        80,879       182,115     56,743   1,494,250

Expenditures
 for Segment
 Assets           958,920        69,617       131,845     14,629   1,175,011

Reconciliation of Segment Information to Consolidated Amounts


Information for the Company's reportable segments relates to the enterprise's consolidated totals as follows:

Revenues
Total Revenues for Reportable Segments          $       1,674,810
                                                -----------------
    Total Consolidated Revenues                 $       1,674,810
                                                =================

Profit or Loss
Total Profit or Loss for Reportable Segments    $ (       945,716)
Other Income (Expense)                            (       594,075)
Extraordinary Items                                     1,318,666
General Corporate Expenses                        (     6,107,424)
                                                -----------------

    Total  Consolidated Income (Loss)           $ (     6,328,549)
                                                =================

Assets
Total Assets for Reportable Segments            $       1,494,250
General Corporate Assets
  not Attributed to Segments                            4,397,089
                                                -----------------

    Total Consolidated Assets                   $       5,873,339
                                                =================



14

STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999


NOTE 9:	RELATED PARTY TRANSACTIONS

During the years ended September 30, 2000 and 1999, a member of the Board of Directors provided legal services in the amounts of $135,196 and $134,226, respectively.

The Company has made advances to its President and majority stockholder. The Company holds a note receivable for these advances. The note bears interest at 7% and there are no specified repayment terms for the principal balance. The balances of these advances, less the amounts repaid, are as follows:

                                                2000               1999
                                            ----------         ----------
 Advances to Stockholders                   $  905,779        $  563,505
 Less, Amount Repaid                           309,023           260,422
                                            ----------        -----------
 Net Advances to Stockholders               $  596,756        $  303,083
                                            ==========        ===========

NOTE 10: STOCK OPTIONS

The Company issues stock options to its officers and directors as compensation for their services. The Company has elected to account for these stock options using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation expense is measured as the excess of the quoted market price of the stock over the option price on the measurement date and charged to the period in which the related services are performed.
Compensation charged to operations amounted to $2,066,525 and $382,668 for the years ended September 30, 2000 and 1999, respectively.

FASB Statement No. 123 requires pro forma disclosure of information regarding net income and earnings per share determined as if the Company has accounted for these stock options using the fair value method of that Statement. The pro forma information for September 30, 2000 and 1999 is as follows:


                                           2000               1999
                                         -------             -------
 Pro Forma Net Loss                    $(6,937,757)      $(4,379,774)
                                       ===========       ============
 Pro Forma Net Loss
  per Common Share                     $(    0.66)       $(    2.81)
                                       ===========       ============

The estimated fair value of these stock options was calculated using the Black-Scholes option pricing model. The weighted-average fair value of the options at their grant date and the assumptions used in the models are as follows:

                                           2000               1999
                                         -------             -------
 Weighted-Average Fair Value           $    .53          $     .42
 Risk-Free Interest Rate                   6.26%              5.01%
 Dividend Yield                            0                  0
 Volatility Factor of
  Expected Market Price                    3.22               4.19
 Weighted-Average Expected Life            1                  1




15
STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999


NOTE 10: STOCK OPTIONS (CONTINUED)

A summary of the Company's stock option activity and related information is as follows:

                                          2000                      1999
                                ----------------------        ----------------
                                   Weighted-Average           Weighted-Average
                                    Exercise Price             Exercise Price
                         Options       Per Share    Options       Per Share

Outstanding, October 1   281,273      $  .60        78,019       $  .13
Granted                5,030,949         .20       660,611          .60
Exercised             (1,043,972)        .42      (457,357)         .60
                     ------------                 ---------
Outstanding
  September 30         4,268,250      $  .18       281,273       $  .60
                      ===========                 =========

All shares outstanding at September 30, 2000 are exercisable at prices ranging from $.16 to $.27 with a weighted-average remaining contractual life of three years.


NOTE 11: CAPITALIZATION

In January 2000, the Company amended its articles of incorporation to authorize 100,000,000 shares of common stock with a par value of $.001. In February 2000, the Company amended its articles of incorporation to authorize 10,000,000 shares of preferred stock, with rights and privileges to be determined by the Board of Directors.

Common stock receivable represents an amount due to the Company for shares issued and outstanding at year-end. The Company holds a note receivable from its President for shares issued in connection with the exercise of stock options. The note bears interest at 7% and there are no repayment terms specified for the principal balance.

On November 13, 2000, the Board of Directors authorized a five-to-one reverse stock split. All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the stock spilt.

In October 2000, the Company designated 350 shares of authorized preferred stock as Series A Convertible Preferred Stock and subsequently issued 102 shares. Each share has a stated and liquidating value of $10,000 and has no voting rights except as stated below. The shares participate on any dividend declared on the Company's common stock. The Series A Convertible Preferred Stock is redeemable at the option of the Company at its stated value plus a premium of 10% annually. The shares are convertible at the option of the holder after one year in a ratio based on 50% of market price provided that a sufficient number of common shares are available to effect the conversion. In the event such common shares are not available the preferred shares cease to be redeemable and will be granted voting rights on an "as converted" basis.

In November 2000, the Company designated 150 shares of authorized preferred stock as Series B Convertible Preferred Stock. The shares have the right to participate in dividends declared on common shares on an "as converted" basis. Each share has a stated and liquidating value of $10,000 and has no voting rights except in the event the Company fails to perform certain covenants or discharge certain obligations as agreed. The Company agreed to not declare any dividend on, make any distribution to, or repurchase or redeem any class of stock ranking junior to the Series B. The shares may be redeemed at the option of the company after one year for the redemption price of $11,000 per share.

16
STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999


NOTE 11: CAPITALIZATION (CONTINUED)

The shares are convertible at the option of the holder after one year in a ratio based on 50% of market price. The Company is required to escrow not less than 125% of the largest number of shares of common stock into which the outstanding preferred shares can be converted. The Company has issued 15 shares of Series B Convertible Preferred Stock; 10 shares were subsequently converted into 2,783,876 shares of common stock.

Subsequent to September 30, 2000, the Company issued 21,000,000 shares of common stock to be escrowed for conversion of preferred stock and for contingent financing requirements. Approximately 2,700,000 of the escrowed common shares were used for conversion of preferred stock. Approximately 1,700,000 additional common shares were issued for general corporate purposes.



NOTE 12: COMMITMENTS AND CONTINGENCIES

The Company is a defendant in a breach of contract in the acquisition of a printing plant, and the plaintiff seeks $739,371 in damages. Plaintiff's motion for summary judgment has been denied. The Company believes it has substantial defenses to this claim and is vigorously defending.

The Company is also an defendant in an action seeking recovery of approximately $108,000 for sums advanced to Bright Now, Inc., a former subsidiary of the Company that was liquidated in bankruptcy. The Company believes it has substantial defenses to this claim and is vigorously defending.

The Company leased various office equipment under operating leases with terms of less than one year. Rent expense for these leases amounted to $18,852 and $2,823 for the years ended September 30, 2000 and 1999, respectively.


NOTE 13: CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash equivalents and unsecured trade receivables. The Company's cash equivalents are maintained with financial institutions located in Florida. The Company holds no cash equivalent in excess of federally insured limits. The Company grants credit to customers, substantially all of whom are located in Florida. The Company's ability to collect these receivables is dependent upon economic conditions in Florida and the financial condition of its customers.

NOTE 14: EXTRAORDINARY GAINS

In September of 1998, the Company acquired Bright Now, Inc., a printing company located in Tampa, Florida, in a business combination accounted for as pooling-of-interests. In November 1999, Bright-Now, Inc., filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In February 2000, the case was converted to Chapter 7 liquidation. Operations ceased and the assets of Bright-Now, Inc. were distributed to its creditors. The liquidation results in a net gain from disposal of a subsidiary acquired in a pooling-of-interests of $1,116,988 for the year ended September 30, 2000.

During the year ended September 30, 2000, the Company was able to negotiate the settlement of certain debts that were in default for less than their carrying values. These debts related mainly to the discontinued Georgia printing and publishing activities of Chronicle Communications, Inc. These transactions resulted in a gain from forgiveness of debt of $201,678.
17



PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The names, ages and terms of office of directors and executive officers of The Company are set forth in the following table:

Name                        Age      All positions with Company    Director
                                                                     since
- ---------------------------------------------------------------------------
James W. Boggs              60          Director                      2000
Winston D. Carlee, Jr.      38          Chief Financial Officer       n/a
Donald D. Clark             41          Director                      2000
Sally I. McFolling          47          Director                      2000
Jackson L. Morris           56          Director, General Counsel
                                        and Secretary                 1996
David E. Salmon             37          Chief Operating Officer       n/a
John V. Whitman, Jr.        42          Director and President        1996

Each director is elected by holders of a majority of the Common Stock to serve for a term of one year and until his or her successor is elected and qualified, which is generally at the next annual meeting of stockholders. Non-management directors are paid a cash fee of $500 per meeting and $150 per hour for time devoted to the Company's business outside of directors' meetings, including committee meetings. Directors also are issued 20,000 shares of common stock per year as additional compensation for services, which are subject to surrender pro rata for services of less than a year.
See Item 10" Executive Compensation". Officers serve at the will of the board. The Company may indemnify directors and officers against damages which qualify, in the opinion of the disinterested members of the board, for indemnification under Florida law and the Company's Bylaws. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to Florida law, the Company has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

James W. Boggs has been a director of the Company since September 2000. He is a member of the Audit Committee. For the past fifteen years, Mr. Boggs has owned and operated Swiss Chalet Travel Agency & Gift Shop and the Tampa Bay Visitors Information Center, both in Tampa, Florida. Mr. Boggs has served as president of several chambers of commerce and a director of the Florida Jaycees.

Winston D. Carlee, Jr., has been the Company's Chief Financial Officer beginning November 2000. Mr. Carlee is a certified public accountant with experience in auditing. From June 2000 to the time of joining the Company, Mr. Carlee was employed by Pender Newkirk & Company, Tampa, Florida as an audit manager. From December 1998 to June 2000, he was employed by KGMP Consulting in their New York City Office, as a financial systems consultant in the state and local government sector. From November 1989 to December 1998, Mr. Carlee was employed in auditing at the Company's independent auditor, Bella, Hermida, Gillman, Hancock & Mueller, certified public accountants. Mr. Carlee earned a B.A. degree (1987) in accounting from the University of West Florida.

Donald D. Clark, has been a director of the Company since September 2000. He is a member of the Audit Committee. Mr. Clark has practiced law for more than the past five years. He is presently employed by Brown Clark, attorneys in Sarasota, Florida, of which he is a founding member. Brown Clark employs 10 attorneys. Mr. Clark practice includes construction, surety, lien, commercial, condominium and condemnation law. Mr. Clark is a member of the Florida Bar and is admitted to practice U.S. District Court for the Middle District of Florida and the Eleventh Circuit Court of Appeals. Mr. Clark earned a B.S. degree (1981) in finance from the University of Florida and a Juris Doctor degree (1985) from Mercer University School of Law in Macon, Georgia.

Sally I. McFolling has been a director of the Company since September 2000. She is a member of the Audit Committee. Ms. McFolling is the Tampa Division President of David Weekly Homes. She joined the David Weekly Homes organization in 1994, serving as its Orlando Sales Consultant and later as Sales Coach/Manager for Florida markets. She earned a B.S. degree (1975)in biology from Wesleyan College in Macon, Georgia.

Jackson L. Morris, Esq., a director and general counsel of the Company since inception and corporate secretary since August 23, 1998, is an attorney in private practice since 1975. Mr. Morris' law practice is primarily in the areas of general corporate, securities and contract law. Mr. Morris is a member of The Florida Bar, The State Bar of Georgia (inactive) and The District of Columbia Bar. He is admitted to practice before the United States Tax Court and Supreme Court of the United States of America. Mr. Morris earned a B.A. degree in economics (1966) and a Juris Doctor degree
(1969) from the Emory University in Atlanta, Georgia and a L.L.M. degree in federal taxation (1974) from Georgetown University Law Center. The U.S. Securities and Exchange Commission has brought a civil suit against Mr. Morris and others alleging that he sold 50,000 shares common stock in violation of the registration requirements of the Securities Act. Mr. Morris received the shares as compensation for services rendered in connection with a shell company reverse merger and pursuant to a legal opinion that the shares were not restricted. The suit seeks an injunction and penalty against Mr. Morris.

David E. Salmon, has been the Chief Operating Officer and Investor Relations Officer of the Company since November 1, 1999. Mr. Salmon previously served as Investor Relation Manager with the Company during 1998 and early 1999.
Mr. Salmon has served in various roles with public companies since 1992. Mr. Salmon is a member of the National Investor Relations Institute.

Dale Mulert, has been Chief Technical Officer of the Company since March 30, 2000. Mr. Mulert is the former president of the Red Design Group, owner and operator of ETA Internet Solutions, Head of the Tampa Bay Area Cold Fusion Users Group, and has working knowledge of LAN-WAN and internet hosting protocols. Mr. Mulert is fluent in the programming lanquages Coldfusion, HTML, DHTML, Java Script, and SQL. He is CCA Citrix Certified and CCSA Checkpoint firewall security certified.

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

Item 10. Executive Compensation:

The following table sets forth the compensation paid during the three fiscal years ended September 30, 2000 to Mr. Whitman, as the Company's chief executive officer. Mr. Salmon and Mr. Mulert are included in the table because they are executive officers paid more than $100,000 following the end of the last fiscal period.

                        Fiscal                                Securities
Name                     Year    Salary      Bonus        underlying options
- ---------------------   ------  --------    -----------   ------------------
John V. Whitman, Jr.    1998    $125,000   $   21,395        39,991*  (2)
  Chairman of the       1999    $175,000   $1,144,291       534,164*  (2)
  Board and President   2000    $175,000(1)$1,813,236     4,198,860*  (2)
David E. Salmon         2000    $100,000   $  278,750(3)          0
  Chief Operating
  Officer
Dale Mulert, Chief
  Technical Officer     2000    $105,000    $ 33,000              0

(1) Mr. Whitman's salary includes $36,000 in cash salary and a $139,000 reduction in Receivable due from Shareholder.
(2) The Company granted an evergreen option to Mr. Whitman in May 1998 which enabled Mr. Whitman to maintain approximately 21.805 percent of the Company's stock at all times, subject to exercise of the option from time to time. The exercise price during the respective years following date of grant is a percentage of the average bid and asked quotation (or closing price) on the day prior to exercise, as follows: twelve months beginning May 1998 - 20%; second twelve months - 30%; third twelve months - 40%; and, thereafter - 50%. Mr. Whitman agreed to termination of this option on September 30, 2000 with respect to any shares to which it might entitle him after the termination date. At September 30, 2000, the maximum number of shares Mr. Whitman is entitled to purchase under the options is 3,549,844*. The options expire on September 30, 2003.
Mr. Whitman has exercised stock options during the twelve months ended September 30, 2000, as follows:
(a) 649,016* shares of common stock on January 28, 2000, at an exercise price of $.60* per share and with a fair market value at the time of exercise of $1.13.
(b) 206,691* shares of common stock on October 15, 1999 at an exercise price of $.57 per share and with a fair market value at the time of exercise of $1.90.
(3) Mr. Salmon was granted a bonus of 250,000* shares of the Company's common stock. The bonus is valued at fair market value at the date of grant.

*Adjusted for share combination of one for five on November 22, 2000.

Certain Transactions With Management And Others

The Company makes advances to and receives advances from Mr. Whitman its President and Chief Executive Officer in the normal course of business. The amount of these advances due to the Company approximates $596,756 and $303,083 at September 30, 2000 and 1999, respectively. The Company holds a note receivable for these advances. The note bears interest at 7% and there are no specified repayment terms for the principal balance. Also, the Company holds a note receivable from its President for shares issued in connection with the exercise of stock options. The note bears interest at 7% and there are no repayment terms specified for the principal balance.

During fiscal year 2000, the Company issued 250,000* shares of its common stock to David E. Salmon, the Company's Chief Operating Officer, as a bonus. The Company expects to continue to award common stock bonuses to Mr. Salmon in lieu of salary increases until such time as the Company is in a position to pay a salary commensurate with the position responsibilities and expectations.

Mr. Morris exercised his options for 113,683* shares of common stock on January 28, 2000, at an exercise price of $.60* per share and with a fair market value at the time of exercise of $1.20. On October 15, 1999, he exercised his options for 74,582* shares of common stock at an exercise price of $.95 and with a fair market value at the time of exercise of $1.90. Mr. Morris was granted options in August 1998 which entitled him to maintain five percent of the Company's issued and outstanding commons stock at any time. The exercise price is one half of the average bid and asked quotations on the date of exercise. Mr. Morris agreed to termination of this option on September 30, 2000 with respect to any shares to which it might entitle him after the termination date. At September 30, 2000, the maximum number of shares Mr. Morris is entitled to purchase under the options is 718,406*. The options expire on September 30, 2003.

In September 2000 the Company issued 20,000* shares of its common stock to Jim Boggs one of the Company's new directors for future services during the year. In the event any director does not complete a full year of service, the director is required to surrender a pro rata number of shares for the balance of the year. Subsequent to fiscal year ended September 30, 2000, two additional directors were elected, each were awarded 20,000* shares for joining the board. Each outside director will be awarded 20,000* shares in each subsequent year for their services on the board.

Subsequent to fiscal year ended September 30, 2000, the Company granted 50,000* common stock purchase options to Winston D. Carlee, Jr. as an inducement for him to join the Company as its Chief Financial Officer. These options are good for five years and are exercisable at a price of $.25* per share.

*Adjusted for share combination of one for five on November 22, 2000.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The names of directors and officers and the name of each person who owns legally and beneficially more than five percent of the Company's issued and outstanding Common Stock at the date of this Prospectus, the address of each such person, the number of shares which each owns and the percentage of the Common Stock represented by such shares (assuming in each case the exercise of Common Stock Purchase Options held by all such persons), before and after the Offering (assuming all Shares are sold) is set forth in the following table.

All ownership is both legal and beneficial unless otherwise indicated and includes shares subject to the exercise of common stock purchase options. See "Selling Stockholders".

Name                     Number of Shares
                          Before sale of            %
                              Shares*            Ownership
- ------------------------    ---------------- -----------
James Boggs (1)                 20,000             (1)
Winston D. Carlee, Jr. (1)      50,000             (1)
Donald D. Clark (1)             20,000             (1)
Sally McFolling (1)             20,000             (1)
Jackson L. Morris (1)        1,008,581             4.16
David E. Salmon (1)            166,040             (1)
John V. Whitman, Jr. (1)(2)  4,339,038            17.88
All directors and officers
as a group  (7 persons)      5,623,659            23.19

(1)Less than one percent

(1) The address of all directors and officers is the address of the Company.
(2) Mr. Whitman Shares legal ownership of 96,252 shares, as adjusted, with his wife.

*Adjusted for share combination of one for five on November 22, 2000.

Item 12. Certain Relationships and Related Transactions.

See Item 10, above, and Notes 9 and 11 to the Financial Statements included elsewhere herein for advances made by the Company to Mr. Whitman, its President and Chairman.

During the years ended September 30, 2000 and 1999, a member of the Board of Directors provided legal services in the amounts of $135,196 and $134,226, respectively.

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

Stampede Worldwide, Inc.
By: /s/ John V. Whitman, Jr.
Date signed:  January 12, 2001
President and Chief Executive Officer


Signature                    Capacity in which signed:        Date signed:
- ------------------------     -------------------------        -------------

/s/ John V. Whitman, Jr.           Director,
John V. Whitman, Jr.        Chief Executive Officer,       January 12, 2001
                            Chief Accounting Officer
                            and Principal Financial

/s/ Winston D. Carlee, Jr.      Chief Financial Officer    January 12, 2001
Winston D. Carlee, Jr.

EXHIBIT INDEX

21  Subsidiaries of the Company

27  Financial data schedule

EXHIBIT 21  Subsidiaries of the Company

The Subsidiaries of the Company during the period covered by the related annual report on Form 10-KSB are:

Chronicle Commercial Printing, Inc.

Stampede Network.Com, Inc.

Spiderscape.Com, Inc.

i-Academy, Inc.

Bartow Communications, Inc.

Americomp Computers, Inc., a Texas corporation (wholly owned)

EXHIBIT 23  Consent of certifying auditor

EXHIBIT 23.2   CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We hereby consent to the use in this Registration Statement on Form SB-2 of our report dated December 20, 2000, relating to the September 30, 2000 and 1999 consolidated financial statements of Stampede Worldwide, Inc. and to the reference to our firm under the caption "Experts" in the Prospectus.


/s/ W. Andrew Mueller
W. Andrew Mueller, C.P.A.
Bella, Hermida, Gillman, Hancock & Mueller
Plant City, Florida
January 12, 2001

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