Form 10-Q
period 2000-12-31
STAMPEDE WORLDWIDE INC
filed 2001-02-14
CIK 1044760

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2000 to December 31, 2000

Commission file number 333-51302

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

Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 2001, was 78,479,962 shares, all of one class, no par value.

Transitional Small Business Disclosure Format (check one);

Yes ___ No  X

PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements.

          STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES
                        Balance Sheets
                          (Unaudited)

Assets                                           As of
                                            December 31,2000
                                             ------------
Current Assets:
  Cash                                        $   25,647
  Accounts Receivable, Net of Allowance
   Of $32,750                                    241,074
  Inventory                                      102,947
  Other Current Assets                           183,277
                                             ------------
   Total Current Assets                          552,945

Property and Equipment, Net of
 Accumulated Depreciation of $226,780          4,505,074

Advances to Stockholders                         635,035

Intangible Assets                                230,867
                                             ------------
  Total Assets                               $ 5,923,921
                                             ============
Liabilities and Stockholders' Equity

Current Liabilities:
  Short-Term Notes                            $  656,965
  Current Maturities of
   Long-Term Debt                                275,952
  Accounts Payable                             1,185,229
  Accrued Payroll Liabilities                    242,962
  Other Accrued Liabilities                      447,466
                                             ------------
   Total Current Liabilities                   2,808,574

Long-Term Liabilities                          2,332,929

Stockholders' Equity:
  Common Stock, $.001 par value,
   100,000,000 Shares Authorized, 54,197,000
   Shares Issued and Outstanding at December
   31, 2000                                        54,197
  Preferred Stock, 10,000,000 Shares Authorized:
   Convertible Series A, 350 Shares Authorized,
    102 Shares Issued and Outstanding at
    December 31, 2000                             260,000
   Convertible Series B, 150 Shares Authorized,
    5 Shares Issued and Outstanding at December
    31, 2000                                       50,000
  Additional Paid in Capital                   15,746,960
  Common Stock Receivable                        (569,667)
  Accumulated Deficit                         (14,759,072)
                                              ------------
   Total Stockholders' Equity                     782,418
                                              ------------
  Total Liabilities and
    Stockholders' Equity                      $ 5,923,921
                                              ============

See accompanying notes to financial statements

             STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations
                            (Unaudited)
                                           For the three months ended
                                                  December 31,
                                          2000                   1999
                                       ------------       ------------

Sales                                $    562,957         $   559,156

Cost of Sales                             519,139             405,287
                                       ------------       ------------
Gross Profit                               43,818             153,869
                                       ------------       ------------
Operating Expenses:
  General and Administrative              708,473             817,740
  Interest                                 51,839              62,900
                                       ------------       ------------
   Total Operating expenses               760,312             880,640
                                       ------------       ------------
Net Loss from Operations             $   (716,494)       $   (726,771)
                                       ============       ============
Net Loss per Share                   $      (0.03)         $    (0.41)
                                       ============       ============
Weighted Average Shares Outstanding    25,773,530           1,759,581
                                       ============       ============

See accompanying notes to financial statements

               STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                               (Unaudited)
                                           For the three months ended
                                                  December 31,
                                          2000                   1999
                                       ------------       ------------
Cash Flows from Operating Activities
  Net Loss                          $    (716,494)       $  (726,771)
  Adjustments to Reconcile Net
   Loss to Net Cash
   Used in Operating
   Activities:
    Depreciation and Amortization         105,535             64,142
    Provision for Losses on Accounts
     Receivable                           (10,500)
    Common Stock Issued for Operations    262,997            782,220
   Changes in Operating Assets and Liabilities:
    Accounts Receivable                   (94,909)            47,580
    Inventory                              (1,236)            (3,678)
    Other Current Assets                  110,575
    Other Assets                                             (45,499)
    Accounts Payable                      698,863             55,072
    Accrued Liabilities                (1,240,535)          (296,247)
                                       ------------       ------------
     Net Cash Used by Operating
      Activities                         (885,704)          (123,181)

Cash Flows from Investing Activities

  Capital Expenditures                   (149,866)
                                       ------------       ------------
   Net Cash Used by Investing Activities (149,866)
                                       ------------       ------------
Cash Flows from Financing Activities
  Bank Overdraft                                             (23,985)
  Principal Payments on Long-Term Debt    (30,000)            (3,631)
  Stockholders Advances                   (38,279)           (60,915)
  Proceeds from Issuance of Preferred
   Stock                                  310,000
  Proceeds from Issuance of Common
   Stock                                  765,750            225,000
                                       ------------       ------------
   Net Cash Provided by
    Financing Activities                1,007,471            136,469
                                       ------------       ------------
Net increase (decrease) in cash           (28,099)            13,288

Cash at Beginning of Year                  53,746              7,707
                                       ------------       ------------
Cash at End of Year                  $     25,647        $    20,995
                                       ============       ============

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Year for
  Interest                           $     14,109        $      -

Supplemental Schedule of Noncash Investing and Financing Activities:
  Stock Issued for Stockholder
   Advances                          $      -            $   186,737

  Stock Issued for Investments       $      -            $    15,000

  Stock Issued for Debt Repayment    $    163,210        $    46,484

See accompanying notes to financial statements

                STAMPEDE WORLDWIDE, INC., AND SUBSIDIARIES
                     Notes to Financial Statements
                              (Unaudited)

Note 1, Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the results of operations for the periods presented have been included. Operating results for the interim period shown in this report are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB.


Note 2, Capitalization

On November 13, 2000, the Board of Directors authorized a five-to-one reverse stock split. All references in the accompanying unaudited consolidated financial statements to the number of common shares and per share amounts have been restated to reflect the stock split.

In October 2000, the Company designated 350 shares of authorized preferred stock as Series A Convertible Preferred Stock. Each share has a stated and liquidating value of $10,000 and has no voting rights except as stated below. The shares participate on any dividend declared on the Company's common stock. The Series A Convertible Preferred Stock is redeemable at the option of the Company at its stated value plus a premium of 10% annually. The shares are convertible at the option of the holder after one year in a ratio based on 50% of market price provided that a sufficient number of common shares are available to effect the conversion. In the event such common shares are not available, the preferred shares cease to be redeemable and will be granted voting rights on an "as converted" basis. The Company has issued 102 shares of Convertible Preferred Series A Stock, of which 76 shares were issued as collateral for a loan.

In November 2000, the Company designated 150 shares of authorized preferred stock as Series B Convertible Preferred Stock. The shares have the right to participate in dividends declared on common shares on an "as converted" basis. Each share has a stated and liquidating value of $10,000 and has no voting rights except in the event the Company fails to perform certain covenants or discharge certain obligations as agreed. The Company agreed to not declare any dividends on, make any distribution to, or repurchase or redeem any class of stock ranking junior to the Series B. The shares may be redeemed at the option of the Company after one year for the redemption price of $11,000 per share. The shares are convertible at the option of the holder up to one year in a ratio based on 50% of the market value. The Company is required to escrow not less than 125% of the largest number of common stock into which the outstanding preferred shares can be converted. The Company has issued 15 shares of Convertible Series B Preferred Stock, of which 10 shares have been converted into 2,783,882 shares of common stock.

The Company has issued 21,000,000 shares of common stock to be escrowed for the conversion of preferred stock and for contingent financing arrangements. Of the escrowed shares, 2,783,882 were used for conversion of preferred stock, and 2,364,000 were used for financing needs.


Note 3, Accrued Compensation

The statement of operations included in the unaudited consolidated financial statements include an adjustment to compensation expense and accrued stock compensation to reflect the decrease in the market price of the outstanding stock options. The difference between the estimated expense at September 30, 2000 and at December 31, 2000 in the amount of $1,333,177 was booked as a reduction in General and Administrative expense.


Note 4, Going Concern

The Company has incurred substantial operating losses since inception. Current liabilities exceed current assets by $2,255,629 at December 31, 2000. These factors, combined with the fact that the Company has not generated positive cash flows from operating activities since inception, raise substantial doubt about the Company's ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets of the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.


Note 5, Subsequent Events

On February 12, 2001, the Company entered into a non-binding memorandum of understanding under which Specialized Solutions, Inc., a Florida corporation, will acquire controlling interest in i-Academy, Inc., a Florida corporation and a wholly-owned subsidiary of Stampede Worldwide, Inc., by means of a reverse merger and thereafter become a publicly traded company.

On January 26, 2001, the Company eliminated nine employees under a plan to restructure the Company's core business model. These eliminations were made across all companies and are considered permanent reductions. These terminations will save the Company approximately $475,000 annually.

Effective Friday, February 16, 2001, David E. Salmon, will resign as Chief Operating Officer of the Company to pursue other interests. This resignation was mutually agreed upon and accepted. Scott Parker, Director of MIS will also resign effective Friday, February 16, 2001. These resignations will save the Company approximately $192,000 annually.


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

Background:

During the three months ended December 31, 2000, the Company's activities were conducted primarily in its subsidiaries. During the quarter ended December 31, 2000, the Company's subsidiaries and their respective businesses were as follows:
      Chronicle Commercial Printing, Inc. - commercial web offset printing Stampede Network.com, Inc. - web design and hosting, and proprietary database programming
      Spiderscape.com, Inc. - internet and catalog based computer hardware and software retailing
      i-Academy, Inc. - technical computer and software training acilities and Stampede Quest, a technology employment placement agency which also operates under the i-Academy subsidiary.

During the quarter ended December 31, 1999, the Company's subsidiaries and their respective businesses were as follows:
      Bright Now, Inc. - commercial web offset printing
      Bartow Communications, Inc. - publisher of new homes real estate guides in Metropolitan Washington, DC

Additionally, the Company acted as a contract publisher of trade association publications in South Florida.

Financial results:

The Company greatly improved its financial position as of December 31, 2000 in contrast to its financial position at December 31,1999. The Company's current assets for the three months ended December 31, 2000 increased by $199,612 and current liabilities decreased by $1,336,630 as compared to the same three month period ended December 31, 1999. The cash balance increased by $38,683 and the accounts payable and accrued liabilities balances decreased by $819,991 as of the aforementioned dates. Furthermore, bank overdrafts have been eliminated. stockholders' equity has increased by $2,136,603 from a deficit of $(1,354,185) at December 31, 1999 to a balance of $782,418 at December 31, 2000. Overall, the balance sheet has increased by $2,931,902 from total assets of $2,992,019 at December 31, 1999 to $5,923,921 at December 31, 2000.

The Company showed a slight increase in revenues for the three months ended December 31, 2000 in the amount of $3,801 or an increase of 0.6% over the same period for 1999. The slight increase fell short of management's expectations for the quarter. The Company's management believes that the shortfall was due primarily from outside economic factors effecting potential client's ability to seek technology solutions and services. Cost of sales increased by $113,852 for the three months period ended December 31, 2000 versus 1999. Management believes these increases were the results of rising product and labor costs due to inflation and a tight labor market. Additionally, the gross profit margin decreased to 7.8% for the three months ended December 31, 2000, in contrast to a gross margin of 27.5% for the same period in 1999.

Net loss per common share, basic decreased by $0.38 to $(0.03) for the quarter ended December 31, 2000 versus ($0.41) for the same quarter of 1999.

Liquidity and financial resources:

During the quarters ended December 31, 2000 and 1999, the Company funded much of its working capital needs through the sale of its common stock.

The Company's working capital ratio improved by $1,536,242 as of December 31, 2000 when compared to December 31, 1999. This improvement is due to management's commitment to reduce accounts payable and the long-term financing of the Company's property and plant facilities in Tampa, Florida. The Company's current ratio at December 31, 2000 is a negative 1.0:5.1 ratio in sharp contrast to the negative current ratio of 1.0:11.7 at December 31, 1999.

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

To this end on February 12, 2001, the Company entered into a non-binding memorandum of understanding under which Specialized Solutions, Inc., a Florida corporation, who will acquire a controlling interest in i-Academy, Inc., a Florida corporation and a wholly-owned subsidiary of Stampede Worldwide, Inc., by means of a reverse merger and thereafter will become a publicly traded company. With fiscal year 2001 anticipated revenues of $6,000,000 and estimated pretax gross profits of $600,000, Specialized Solutions, Inc. is a positive step in enhancing shareholder value by providing improved revenue streams and profitability. Also shareholders of the Company will receive a pro-rata portion of the new company's stock in the form of a stock dividend.


PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

In November 1999, the Bright Now, Inc. subsidiary filed for protection under Chapter 11 of the Federal Bankruptcy Code. This proceeding was converted to a Chapter 7 Liquidation during the month of February, 2000. As of December 31, 2000, the Company believes it has fulfilled all its obligations under a Chapter
7 liquidation.

Larry S. Hyman vs. Chronicle Communications, Inc., Case No. 98-5547 CI 7 in the Pinellas County, Florida Circuit Court. This action is for breach of contract in the acquisition of a printing plant and seeks $739,371.70 in damages. Plaintiff's motion for summary judgment has been denied. The Company believes it has substantial defenses to this claim and is vigorously defending.

Patken Leasing Company, Inc. vs. Chronicle Communications, Inc., Case No. 99014163 in the Dade County, Florida Circuit Court. This action seeks recovery of approximately $108,000 for sums advanced to Bright Now, Inc., a former subsidiary of the Company that was liquidated in bankruptcy. The Company believes it has substantial defenses to this claim and is vigorously defending.

Item 2.  Changes in Securities.

On November 13, 2000, the Board of Directors authorized a five-to-one reverse stock split. All references in the accompanying unaudited consolidated financial statements to the number of common shares and per share amounts have been restated to reflect the stock split.

In October 2000, the Company designated 350 shares of authorized preferred stock as Series A Convertible Preferred Stock. Each share has a stated and liquidating value of $10,000 and has no voting rights except as stated below. The shares participate on any dividend declared on the Company's common stock. The Series A Convertible Preferred Stock is redeemable at the option of the Company at its stated value plus a premium of 10% annually. The shares are convertible at the option of the holder after one year in a ratio based on 50% of market price provided that a sufficient number of common shares are available to effect the conversion. In the event such common shares are not available, the preferred shares cease to be redeemable and will be granted voting rights on an "as converted" basis. The Company has issued 102 shares of Convertible Preferred Series A Stock, of which 76 shares were issued as collateral for a loan.

In November 2000, the Company designated 150 shares of authorized preferred stock as Series B Convertible Preferred Stock. The shares have the right to participate in dividends declared on common shares on an "as converted" basis. Each share has a stated and liquidating value of $10,000 and has no voting rights except in the event the Company fails to perform certain covenants or discharge certain obligations as agreed. The Company agreed to not declare any dividends on, make any distribution to, or repurchase or redeem any class of stock ranking junior to the Series B. The shares may be redeemed at the option of the Company after one year for the redemption price of $11,000 per share. The shares are convertible at the option of the holder up to one year in a ratio based on 50% of the market value. The Company is required to escrow not less than 125% of the largest number of common stock into which the outstanding preferred shares can be converted. The Company has issued 15 shares of Convertible Series B Preferred Stock, of which 10 shares have been converted into 2,783,882 shares of common stock.

The Company has issued 21,000,000 shares of common stock to be escrowed for the conversion of preferred stock and for contingent financing arrangements. Of the escrowed shares, 2,783,882 were used for conversion of preferred stock, and 2,364,000 were used for financing needs.

For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB, for the year ended September 30, 2000.

Item 3.  Defaults Upon Senior Securities.

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

On February 12, 2001, the Company entered into a non-binding memorandum of understanding under which Specialized Solutions, Inc., a Florida corporation, will acquire controlling interest in i-Academy, Inc., a Florida corporation and a wholly-owned subsidiary of Stampede Worldwide, Inc., by means of a reverse merger and thereafter become a publicly traded company.

Item 6.  Exhibits and Reports on Form 8-K

(27) Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stampede Worldwide, Inc. and Subsidiaries
(Registrant)

Date:  February 14, 2001

/s/  John V. Whitman, Jr.
John V. Whitman, Jr., Chairman and Chief Executive Officer

Date:  February 14, 2001

/s/  Winston D. Carlee, Jr.
Winston D. Carlee, Jr., Chief Financial Officer