Form 10QSB
period 2001-05-15
STAMPEDE WORLDWIDE INC
filed 2001-05-15
CIK 1044760

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 2001, was 88,542,387 shares, all of one class, $.001 par value.

Transitional Small Business Disclosure Format (check one);

Yes ___ No  X

PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements.

          STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES
                        Balance Sheets
                          (Unaudited)

Assets                                             As of
                                               March 31, 2001
                                                ------------
Current Assets:
  Cash                                         $      2,535
  Accounts Receivable, Net of Allowance
   of $27,750                                       236,246
  Inventory                                          92,893
  Other Current Assets                              247,110
                                                ------------
   Total Current Assets                             578,784

Property and Equipment, Net of
 Accumulated Depreciation of $330,694             4,414,208

Advances to Stockholders                            723,004

Intangible Assets, Net                              227,871
                                                ------------
  Total Assets                                 $  5,943,867
                                                ============
Liabilities and Stockholders' Equity

Current Liabilities:
  Bank Overdraft                               $     43,119
  Short-Term Notes                                  133,779
  Current Maturities of Long-Term Debt              300,248
  Accounts Payable                                  600,313
  Accrued Payroll Liabilities                       147,864
  Other Accrued Liabilities                         355,185
                                                ------------
   Total Current Liabilities                      1,580,508

Long-Term Liabilities                             2,287,875

Stockholders' Equity:
  Common Stock, $.001 par value,
   100,000,000 Shares Authorized, 88,542,387
   Shares Issued and Outstanding at March
   31, 2001                                          88,542
  Preferred Stock, 10,000,000 Shares Authorized,
   Convertible Series A, 350 Shares Authorized,
    93 Shares Issued and Outstanding at
    March 31, 2001                                  170,000
  Additional Paid in Capital                     19,140,137
  Common Stock Receivable                       (   920,667)
  Accumulated Deficit                           (16,402,528)
                                                ------------
   Total Stockholders' Equity                     2,075,484
                                                ------------
  Total Liabilities and
    Stockholders' Equity                       $  5,943,867
                                                ============

See accompanying notes to financial statements

             STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations
                            (Unaudited)
                                           For the three months ended
                                                  March 31,
                                           2001                2000
                                       ------------       ------------

Sales                                 $    472,422       $    344,762

Cost of Sales                              428,472            295,343
                                       ------------       ------------
Gross Profit                                43,950             49,419
                                       ------------       ------------
Operating Expenses:
  General and Administrative             1,680,493          1,786,377
  Interest                                  50,562             19,139
  Depreciation                             109,906             45,150
                                       ------------       ------------
   Total Operating Expenses              1,840,961          1,850,666
                                       ------------       ------------
Net Loss from Operations                (1,797,011)        (1,801,247)

Loss on Disposal of Assets                                 (   90,717)

Extraordinary Items:
Gain on Liquidation of a Subsidiary
   Acquired in a Pooling-of-Interests                       1,388,657
Gain on Forgiveness of Debt                153,555
                                       ------------       ------------
Net Loss                              $ (1,643,456)      $ (  503,307)
                                       ============       ============
Net Loss per Share                    $      (0.02)        $    (0.06)
                                       ============       ============
Weighted Average Shares Outstanding     81,120,634          8,154,282
                                       ============       ============

See accompanying notes to financial statements

             STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations
                            (Unaudited)
                                           For the six months ended
                                                  March 31,
                                           2001                2000
                                       ------------      ------------

Sales                                 $  1,035,379       $    903,918

Cost of Sales                              947,611            700,630
                                       ------------       ------------
Gross Profit                                87,768            203,288
                                       ------------       ------------
Operating Expenses:
  General and Administrative             2,286,426          2,539,975
  Interest                                 102,401             82,039
  Depreciation                             212,446            109,292
                                       ------------       ------------
   Total Operating Expenses              2,601,273          2,731,306
                                       ------------       ------------
Net Loss from Operations                (2,513,505)        (2,528,018)

Loss on Disposal of Assets                                 (   90,717)

Extraordinary Items:
Gain on Liquidation of a Subsidiary
   Acquired in a Pooling-of-Interests                       1,388,657
Gain on Forgiveness of Debt                153,555
                                       ------------       ------------
Net Loss                              $( 2,359,950)      $( 1,230,078)
                                       ============       ============
Net Loss per Share                    $      (0.04)      $      (0.21)
                                       ============       ============
Weighted Average Shares Outstanding     53,447,081          5,838,864
                                       ============       ============

See accompanying notes to financial statements

               STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                               (Unaudited)
                                           For the six months ended
                                                  March 31,
                                           2001                2000
                                       ------------       ------------
Cash Flows from Operating Activities
  Net Loss                            $( 2,359,950)      $( 1,230,078)
  Adjustments to Reconcile Net
   Loss to Net Cash Used in
   Operating Activities:
    Depreciation and Amortization          212,445            109,292
    Provision for Losses on Accounts
     Receivable                        (     5,500)
    Loss on Disposal of Assets                                 90,717
    Extraordinary Item - Forgiveness
     Of Debt                           (   153,555)
    Extraordinary Item - Liquidation
     Of Subsidiary                                        ( 1,388,657)
    Expenses Paid with Stock             1,339,063          2,005,789
   Changes in Operating Assets and
     Liabilities:
    Accounts Receivable                (    95,081)            41,030
    Inventory                                8,818        (    24,834)
    Other Current Assets                    46,742            122,130
    Other Assets                                          (   136,812)
    Accounts Payable                       267,502        (   304,460)
    Accrued Liabilities                ( 1,427,914)       (   526,137)
                                       ------------       ------------
     Net Cash Used by Operating
      Activities                       ( 2,167,430)       ( 1,242,020)
                                       ------------       ------------
Cash Flows from Investing Activities

  Capital Expenditures                 (   162,914)       (   511,569)
  Liquidation of Segment                                  (     6,303)
  Increase in Investments                                 (   199,471)
                                       ------------       ------------
   Net Cash Used by Investing
    Activities                         (   162,914)       (   717,343)
                                       ------------       ------------
Cash Flows from Financing Activities

  Bank Overdraft                            43,119        (    31,944)
  Principal Payments on Long-Term Debt (    50,758)       (    27,075)
  Principal Payments on Short-Term Debt(     5,000)
  Stockholders Advances                (   126,248)       (    73,280)
  Proceeds from Issuance of Preferred
   Stock                                   170,000
  Proceeds from Issuance of Common
   Stock                                 2,248,020          2,527,607
                                       ------------       ------------
   Net Cash Provided by
    Financing Activities                 2,279,133          2,395,308
                                       ------------       ------------
Net Increase (decrease) in Cash         (   51,211)           435,945

Cash at Beginning of Year                   53,746              7,707
                                       ------------       ------------
Cash at End of Year                  $       2,535       $    443,652
                                       ============       ============

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Year for
  Interest                           $      23,174       $      -

Supplemental Schedule of Noncash Investing and Financing Activities:

  Stock Issued for Receivables       $     351,000       $   576,000
  Stock Issued for Debt Repayment    $     681,396       $   350,153
  Stock Issued for Stockholder
   Advances                          $      -            $   381,443
  Stock Issued for Investments       $      -            $    51,667
  Fixed Asset Disposals              $      -            $ 1,015,453


See accompanying notes to financial statements

                STAMPEDE WORLDWIDE, INC., AND SUBSIDIARIES
                     Notes to Financial Statements
                              (Unaudited)

Note 1, Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction ns to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by general ly accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the results of operations for the periods presented have been included. Operating results for the interim period shown in this report are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB.



Note 2, Capitalization

In October 2000, the Company designated 350 shares of authorized preferred stock as Series A Convertible Preferred Stock. Each share has a stated and liquidating value of $10,000 and has no voting rights except as stated below. The shares participate on any dividend declared on the Company's common stock. The Series A Convertible Preferred Stock is redeemable at the option of the Company at its stated value plus a premium of 10% annually. The shares are convertible at the option of the holder after one year in a ratio based on 50% of market price provided that sufficient number of common shares are available to effect the conversion. In the event such common shares are not available, the preferred shares cease to be redeemable and will be granted voting rights on an as converted basis.

In November 2000, the Company designated 150 shares of authorized preferred stock as Series B Convertible Preferred Stock. The shares have the right to participate in dividends declared on common shares on an as converted basis. Each share has a stated and liquidating value of $10,000 and has no voting rights except in the event the Company fails to perform certain covenants or discharge certain obligations as agreed. The Company agreed to not declare any dividends on, make any distribution to, or repurchase or redeem any
class of stock ranking junior to the Series B.   The shares may be
redeemed at the option of the Company after one year for the redemption price of $11,000 per share. The shares are convertible at the option of the holder up to one year in a ratio based on 50% of the market value. The Company is required to escrow not less than 125% of the largest number of common stock into which the outstanding preferred shares can be converted.

On November 13, 2000, the Board of Directors authorized a five-to-one reverse stock split. All references in the accompanying unaudited consolidated financial statements to the number of common shares and per share amounts have been restated to reflect the stock split


Note 3, Accrued Compensation

The statement of operations included in the unaudited consolidated financial statements include an adjustment to compensation expense and accrued stock compensation to reflect the change in the market price of the outstanding stock options. The difference between the estimated accrual at September 30, 2000 and at March 31, 2001 in the amount of $1,414,960 was booked as a reduction in General and Administrative expense.



Note 4, Going Concern

The Company has incurred substantial operating losses since inception. Current liabilities exceed current assets by $1,001,724 at March 31,2001. These factors, combined with the fact that the Company has not generated positive cash flows from operating activities since inception, raise substantial doubt about the Company's ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets of the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.


Note 5, Acquisitions

On February 12, 2001, the Company entered into a non-binding memorandum of understanding under which Specialized Solutions, Inc., a privately owned, Florida corporation, will merge into i - Academy, Inc., a Florida corporation and a wholly-owned subsidiary of Stampede Worldwide, Inc., Following the merger, the Company will retain 3,500,000 shares of the surviving corporation, which will be renamed Specialized Solutions, Inc. The Company will be obligated to distribute 2,500,000 shares of the surviving corporation to its stockholders as a dividend in kind. The surviving corporation will file a registration statement under the Securities Act of 1933. The Company will retain one million shares for investment and for possible future sale.. The merger transaction is subject to preparation of a definitive merger agreement and completion of an audit of Specialized Solution's financial statements suitable for filing under the federal securities laws. The merger is expected to be consummated in the third quarter of 2001.


Note 6, Suspension of Operations

On March 30, 2001, the Company suspended the operations of several of its subsidiaries engaged in the technology sector. These subsidiaries include : Stampede Network.com, Inc., Spiderscape, Inc., i-Academy, Inc. and Stampede Quest. The Company continues to operate its printing operations in its Chronicle Commercial Printing, Inc. subsidiary.


Note 7, Extraordinary Item

During the quarter ended March 31, 2001, the Company was able to negotiate the settlement of certain debts for less than their carrying values. These transactions resulted in a gain from forgiveness of debt of $153,555.


Note 8,  Subsequent Event Petition for Relief under Chapter 11

On April 6, 2001, Stampede Worldwide, Inc. (the Debtor) filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, Case No. 01-06240-8G1. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from the rejection of executory contracts, including leases, and from the determination by the court (or agreed to by other parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets (secured claims) are also stayed, although the holders of such claims have the right to move the court for relief from the stay. The subsidiaries of the Company have not filed for bankruptcy protection.



Item 2.  Management's Discussion and Analysis

This quarterly report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including information included under Parts I and II of this annual report, which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this annual report are identified by words such as "believes", "anticipates", "expects", "intends", "may", "will" and other similar expressions regarding the Company's intent, belief and expectations. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refers to expectations, projections or other characterizations of future events or circumstances and statements made in the future tense are forward-looking statements. Readers are cautioned that actual results may differ materially from those projected in the forward-looking statements as a result of various factors, many of which are beyond the control of the Company. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this quarterly report with the SEC. Readers are urged to carefully review and consider the various disclosures made by the Company in this quarterly report.

Background:

During the three months ended March 31, 2001, the Company's activities were conducted primarily in its subsidiaries. During the quarter ended March 31, 2001, the Company's subsidiaries and their respective businesses were as follows:
      Chronicle Commercial Printing, Inc. - commercial web offset printing
      Stampede Network.com, Inc. - web design and hosting, and proprietary database programming
      Spiderscape.com, Inc. - internet and catalog based computer hardware and software retailing
      i-Academy, Inc. - technical computer and software training facilities
      Stampede Quest, a technology employment placement agency which also operates under the i-Academy subsidiary.

During the quarter ended March 31, 2000, the Company's subsidiaries and their respective businesses were as follows:
      Chronicle Commercial Printing, Inc. - commercial web offset printing
      Stampede Network.com, Inc. - web design and hosting, and proprietary database programming
      Spiderscape.com, Inc. - internet and catalog based computer Hardware and software retailing
      i-Academy, Inc. - technical computer and software training facilities
      Stampede Quest, a technology employment placement agency which also operates under the i-Academy subsidiary.
      Bartow Communications, Inc. - publisher of new homes real estate guides in Metropolitan Washington, DC
      Americomp Computers, Inc. - full computer sales and service Business in Houston, Texas

Financial results:

The Company's financial position worsened as of March 31, 2001 in contrast to its financial position at March 31,2000. The Company's current assets for the six months ended March 31, 2001 decreased by $658,432 and current liabilities increased by $636,393 as compared to the same six-month period ended March 31, 2000. The cash balance decreased by $484,236 and the accounts payable and accrued liabilities balances increased by $280,593 as of the aforementioned dates. Stockholders' equity has decreased by $704,272 from $2,779,756 at March 31, 2000 to a balance of $2,075,484 at March 31, 2001. Overall, the balance sheet has increased by $2,084,996 from total assets of $3,858,871 at March 31, 2000 to $5,943,867 at March 31, 2001.

The Company showed an increase in revenues, principally from commercial printing and e-commerce solutions for the six months ended March 31, 2001 in the amount of $131,461 or an increase of 14.5% over the same period for 2000. The increase fell short of management's expectations for the quarter. The Company's management believes that the shortfall was due primarily from outside economic factors effecting potential client's ability to seek technology solutions and services and a change in marketing strategy from an inside sales force to the use of external telemarketers. Cost of sales increased by $246,981 for the six months period ended March 31, 2001 versus 2000. Management believes these increases were the results of rising product and labor costs due to inflation and a tight labor market. Additionally, the gross profit margin decreased to 8.4% for the six months ended March 31, 2001, in contrast to a gross margin of 22.4% for the same period in 2000.

Net loss per common share, basic decreased by $0.17 to $(0.04) for the six months ended March 31, 2001 versus ($0.21) for the same quarter of 2000.

Liquidity and financial resources:

During the quarters ended March 31, 2001 and 2000, the Company funded much of its working capital needs through the sale of its common stock.

The Company's working capital declined by $708,623 as of March 31, 2001 when compared to March 31, 2000. This decline is due to a decrease in cash, an increase in accounts payable and the current portion of the Company's long-term financing of the property and plant facilities inTampa, Florida. The Company's current ratio at March 31, 2001 is a negative 1.0:1.7 ratio in contrast to the negative current ratio of 0.1:1.0 at March 31, 2000

During the current quarter the Company's management has vigorously been eliminating and rectifying ongoing operational and administrative matters to more effectively continue with its ongoing efforts to strengthen and ultimately bring profitability to the Company and its shareholders. These efforts have included significant reduction of payables, resolution of litigation and employment contracts, and refocusing on core business objectives.

On March 30, 2001, the Company suspended the operations of several of its subsidiaries engaged in the technology sector. These divisions include: Spiderscape, Inc., i-Academy, Inc. and Stampede Quest. The Company continues to operate its printing operations in its Chronicle Commercial Printing, Inc. and internet solutions provider Stampede Network.com, Inc. subsidiaries.

To this end on February 12, 2001, the Company entered into a non-binding memorandum of understanding under which Specialized Solutions, Inc., a Florida corporation, who will acquire a controlling interest in i-Academy, Inc., a Florida corporation and a wholly-owned subsidiary of Stampede Worldwide, Inc., by means of a reverse merger and thereafter will become a publicly traded company. With fiscal year 2001 anticipated revenues of $6,000,000 and estimated pretax gross profits of $600,000, Specialized Solutions, Inc. is a positive step in enhancing shareholder value by providing improved revenue streams and profitability. Also shareholders of the Company will receive a pro-rata portion of the new company's stock in the form of a stock dividend. On May 11, 2001, the Company and Specialized Solutions, Inc. executed a definitive merger agreement. The merger is expected to be consummated in the third quarter of 2001.



PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

On April 6, 2001, Stampede Worldwide, Inc. (the Debtor) filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, Case No. 01-06240-8G1. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from the rejection of executory contracts, including leases, and from the determination by the court (or agreed to by other parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets (secured claims) are also stayed, although the holders of such claims have the right to move the court for relief from the stay. The subsidiaries of the Company have not filed for bankruptcy protection.

Larry S. Hyman vs. Chronicle Communications, Inc., Case No. 98-5547 CI 7 in the Pinellas County, Florida Circuit Court. This action is for breach of contract in the acquisition of a printing plant and seeks $739,371.70 in damages. Plaintiff's motion for summary judgment has been denied. The Company believes it has substantial defenses to this claim and is vigorously defending.

Patken Leasing Company, Inc. vs. Chronicle Communications, Inc., Case No. 99014163, in the Dade County, Florida Circuit Court. This action seeks the recovery of approximately $108,000 for sums advanced to Bright Now, Inc., a former subsidiary of the Company that was liquidated in bankruptcy. The Company believes it has substantial defenses to this claim and is vigorously defending.

Item 2.  Changes in Securities.

In October 2000, the Company designated 350 shares of authorized preferred stock as Series A Convertible Preferred Stock. Each share has a stated and liquidating value of $10,000 and has no voting rights except as stated below. The shares participate on any dividend declared on the Company's common stock. The Series A Convertible Preferred Stock is redeemable at the option of the Company at its stated value plus a premium of 10% annually. The shares are convertible at the option of the holder after one year in a ratio based on 50% of market price provided that sufficient numbers of common shares are available to effect the conversion. In the event such common shares are not available, the preferred shares cease to be redeemable and will be granted voting rights on an "as converted" basis.

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

On November 13, 2000, the Board of Directors authorized a five-to-one reverse stock split. All references in the accompanying unaudited consolidated financial statements to the number of common shares and per share amounts have been restated to reflect the stock split

Item 3.  Defaults Upon Senior Securities.

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

On February 12, 2001, the Company entered into a non-binding memorandum of understanding under which Specialized Solutions, Inc., a privately owned, Florida corporation, will merge into i - Academy, Inc., a Florida corporation and a wholly-owned subsidiary of Stampede Worldwide, Inc., Following the merger, the Company will retain 3,500,000 shares of the surviving corporation, which will be renamed "Specialized Solutions, Inc." The Company will be obligated to distribute 2,500,000 shares of the surviving corporation to its stockholders as a dividend in kind. The surviving corporation will file a registration statement under the Securities Act of 1933. The Company will retain one million shares for investment and for possible future sale. The merger transaction is subject to preparation of a definitive merger agreement and completion of an audit of Specialized Solution's financial statements suitable for filing under the federal securities laws. On May 11, 2001, the Company and Specialized Solutions, Inc. executed a definitive merger agreement. The merger is expected to be consummated in the third quarter of 2001.

Item 6.  Exhibits and Reports on Form 8-K

(27) Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stampede Worldwide, Inc. and Subsidiaries
(Registrant)

Date:  May 15, 2001

/s/  John V. Whitman, Jr.
John V. Whitman, Jr., Chairman and Chief Executive Officer

Date:  May 15, 2001

/s/  Winston D. Carlee, Jr.
Winston D. Carlee, Jr., Chief Financial Officer





FISCAL-YEAR-END                            SEP-30-2001
PERIOD-END                                 MAR-31-2001
CASH                                             2,535
SECURITIES                                           0
RECEIVABLES                                    268,996
ALLOWANCES                                     (32,750)
INVENTORY                                       92,893
CURRENT-ASSETS                                 247,110
PP&E                                         4,744,902
DEPRECIATION                                  (330,694)
TOTAL-ASSETS                                 5,943,867
CURRENT-LIABILITIES                          1,580,508
BONDS                                                0
PREFERRED-MANDATORY                                  0
PREFERRED                                      170,000
COMMON                                          88,542
OTHER-SE                                             0
TOTAL-LIABILITY-AND-EQUITY                   5,943,867
SALES                                        1,035,379
TOTAL-REVENUES                               1,035,379
CGS                                            947,611
TOTAL-COSTS                                          0
OTHER-EXPENSES                               2,498,872
LOSS-PROVISION                                       0
INTEREST-EXPENSE                               102,401
INCOME-PRETAX                               (2,513,505)
INCOME-TAX                                           0
INCOME-CONTINUING                           (2,513,505)
DISCONTINUED                                         0
EXTRAORDINARY                                        0
CHANGES                                              0
NET-INCOME                                  (2,359,950)
EPS-BASIC                                        (0.05)
EPS-DILUTED                                      (0.05)