Form 10QSB
period 2001-06-30
STAMPEDE WORLDWIDE INC
filed 2001-08-22
CIK 1044760

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Yes ___ No  X

PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements.

          STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES
                        Balance Sheet
                          (Unaudited)

                             As of
                        June 30, 2001

-------------------
Assets

Current Assets:
    Cash                                            $           747
   Accounts Receivable,
   Net of Allowance
    of  $91,350                                              89,813
  Inventory                                                  53,167
  Other Current Assets                                       77,569
                 --------------
   Total Current Assets                                     221,296

Property and Equipment, Net of
 Accumulated Depreciation of $438,770                     4,306,132
Other Assets:
Advances to Stockholders	                                    621,520

Intangible Assets, Net of
 Accumulated Amortization of $14,792                        224,875
Deposits                                                    166,168
Long-Term Note Receivable                                    90,541
                                                       ------------
  Total Assets                                          $ 5,630,532
                                                           ========
Liabilities and Stockholders' Equity

Liabilities Not Subject to Compromise
Current Liabilities:
  Bank Overdraft                                      $      45,973
  Current Maturities of Long-Term Debt                      604,360
  Accounts Payable	                                          300,691
  Accrued Payroll Liabilities                                 19,347
  Other Accrued Liabilities                                  242,073
                                                       -------------
   Total Current Liabilities                               1,212,444

Long-Term Liabilities                                      1,983,763
Liabilities Subject to Compromise                            644,731
                                                       -------------
   Total Liabilities                                       3,840,938

Stockholders' Equity:
  Common Stock, $.001 par value,
   20,000,000 Shares Authorized, 82,292,387
   Shares Issued and Outstanding at June 30,
    2001 (See Note 2)                                         82,292
  Preferred Stock, 10,000,000 Shares Authorized,
   Convertible Series A, 350 Shares Authorized,
    93 Shares Issued and Outstanding at
    June 30, 2001                                            170,000
  Additional Paid in Capital                              18,796,388
  Common Stock Receivable                                (   570,667)
  Accumulated Deficit                                    (16,688,419)
                                                        -------------
   Total Stockholders' Equity                              1,789,594
                                                        -------------
  Total Liabilities and
    Stockholders' Equity	                                 $ 5,630,532
                                                            ========

See accompanying notes to financial statements








             STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations
                            (Unaudited)
                                           For the three months ended
                                                  June 30,
                                         2001                  2000
                                     --------                --------

Sales                               $    441,015       $    505,183

Cost of Sales                           304,854             212,245
                                   ------------          ------------
Gross Profit	                            136,161             292,938
                                   ------------          ------------
Operating Expenses:
  General and Administrative             392,700          1,014,069
  Interest                                48,073             32,594
                                   ------------          ------------
   Total Operating Expenses              440,773          1,046,663
                                   ------------          ------------
Net Loss from Operations	                (304,612)          (753,725)

Other Income	                                                 48,721
                                    -------------        ------------
Net Loss before Reorganization
  Expenses                               (255,891)         (753,725)

Reorganization Expenses:
  Professional Fees                                          30,000
                                    -------------        ------------
Net Loss                                 (285,891)     $   (753,725)
                                         ========           =======
Net Loss per Share	                $       (0.004)      $     (0.01)
                                         ========          ========
Weighted Average Shares Outstanding    82,292,387        65,611,148
                                         ========          ========

See accompanying notes to financial statements


STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations
                            (Unaudited)
                                         For the nine months ended
                                               June 30,
                                        2001                  2000
                                      --------             --------

Sales                               $  1,476,394      $  1,409,101

Cost of Sales                          1,252,465            912,875
                                  --------------      -------------
Gross Profit	                             223,929            496,226
                                  --------------      -------------
Operating Expenses:
  General and Administrative           2,891,572          3,663,336
  Interest                              150,474             114,633
                                  --------------      -------------
   Total Operating Expenses           3,042,046          3,777,969
                                  --------------      -------------
Net Loss from Operations	             (2,818,117)        (3,281,743)
                                  --------------      -------------
Other Income and (Expenses):
 Other Income                                               48,721
 Loss on Disposal of Assets                             (   90,717)
	                                  ---------------     -------------
Net Loss before Reorganization
  Expenses and Extraordinary Items    (2,769,396)       (3,372,460)
                                   --------------    --------------
Reorganization Expenses:
  Professional Fees                                         30,000
                                   --------------    --------------
Net Loss before Extraordinary Items   (2,799,396)       (3,372,460)
                                   --------------    --------------
Extraordinary Items:
Gain on Forgiveness of Debt                                153,555
Gain on Disposal of Subsidiary
  Acquired in a Pooling-of-Interest                      1,388,657
                                   --------------    --------------
Net Loss                            $ (2,645,841)      $(1,983,803)
                                       ========          ========
Net Loss per Share	             $         (0.04)  $        (0.05)
                                       ========          ========
Weighted Average Shares Outstanding   63,060,747        41,332,283
                                       ========          ========
See accompanying notes to financial statements

               STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                               (Unaudited)
                                         For the nine months ended
                                                June 30,
                                      2001                  2000
                                    --------              --------
Cash Flows from Operating Activities:
  Net Loss                         $ (2,645,841)      $ (1,983,803)
  Adjustments to Reconcile Net
   Loss to Net Cash Used in
   Operating Activities:
    Depreciation and Amortization       323,517            163,081
    Provision for Bad Debts                                 (5,500)
    Loss on Disposal of Assets	                              19,319
    Loss on Investments                                     71,398
    Extraordinary Item - Forgiveness
     Of Debt                                           (   153,555)
    Extraordinary Item - Liquidation
     of Subsidiary	                                     ( 1,388,657)
    Expenses Paid with Stock          1,339,063          1,723,838
   Changes in Operating Assets and
     Liabilities:
    Accounts Receivable                  51,352         (  116,147)
    Inventory                            48,544        (    24,834)
    Other Current Assets	                 50,115            192,535
    Other Assets                        (90,541)        (  109,839)
    Post Petition Payables              362,424         (  111,564)
    Post Petition
      Accrued Liabilities            (1,553,134)          (136,682)
                                    ------------        ------------
     Net Cash Used by Operating
      Activities                    ( 2,273,556)        (1,701,355)
                                    ------------        ------------
Cash Flows from Investing Activities

  Capital Expenditures              (   162,914)          (666,725)
   Liquidation of a Segment                             (    6,303)
   Increase in Investments                                (199,471)
                                    ------------       ------------
   Net Cash Used by Investing
    Activities                      (   162,914)          (872,499)
                                    ------------       ------------
Cash Flows from Financing Activities

  Bank Overdraft                         45,973          (  31,944)
  Principal Payments on
    Long-Term Debt                   (  50,758)          ( 381,897)
  Principal Payments on
    Short-Term Debt                                     (    5,000)
  Stockholders Repayments
   (Advances)                        (  24,764)              7,598
  Proceeds from Issuance of Preferred
   Stock                                                   170,000
  Proceeds from Issuance of Common
   Stock                             2,248,020           3,052,747
                                   ------------        ------------
   Net Cash Provided by
    Financing Activities	             2,383,471           2,646,504
                                   ------------        ------------
Net Increase (decrease) in Cash     (   52,999)             72,650

Cash at Beginning of Year               53,746               7,707
                                   ------------        ------------
Cash at End of Year              $         747      $       80,357
                                     =======                =======

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Year for
  Interest                         $    23,174      $          -

Supplemental Schedule of Noncash Investing and Financing Activities:

  Stock Issued for Receivables	    $    1,000           $   641,000
  Stock Issued for Debt Repayment $  681,396          $     85,097
  Stock Issued for Stockholder
   Advances                       $     -             $    551,443
  Stock Issued for Investments	    $     -             $      -
  Fixed Asset Disposals           $     -             $  1,015,453
  Stock Issued for Operations     $     -             $  1,723,838
  Stock Issued for Acquisitions   $     -             $     36,667
  Stock Issued for Liabilities	    $     -             $    727,120
  Property and Equipment Purchased
     With Notes                   $     -             $  2,834,094

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

Since the filing of the petitions for relief under Chapter 11(See Note 8), the Company has applied the provisions of Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Consequently, the transactions and events that are directly associated with the reorganization are separately presented from the normal operations of the business in the consolidated financial statements.

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

On November 13, 2000, the Board of Directors authorized a five-to-one reverse stock split. All references in the accompanying unaudited consolidated financial statements to the number of common shares and per share amounts have been restated to reflect the stock split Subsequently, management determined that approximately sixty-three million shares of common stock sold at an approximate aggregate price of $3,077,522 following the November, 13, 2000 reverse stock split, exceeded the Company's authorized shares under state law. Florida law requires written notice to stockholders of a reverse split within thirty days, which was not given, and stockholder approval for the Company to maintain its previously authorized one hundred million shares of common stock following the reverse split, which was not obtained. Further, one director failed to provide written consent to the reverse split as required by law. The financial effects of these errors are undeterminable and can not be reasonably estimated. Management believes that the defect in the authorization of the shares will be cured in with the Bankruptcy Court's approval of the Company's proposed Plan of Reorganization under Chapter 11 (See Note
8).

Note 3, Accrued Compensation

The statement of operations included in the unaudited consolidated financial statements include an adjustment to compensation expense and accrued stock compensation to reflect the change in the market price of the outstanding stock options. The difference between the estimated accrual at September 30, 2000 and at June 30, 2001 in the amount of $1,475,397 was booked as a reduction in General and Administrative expense.


Note 4, Going Concern

Although the accompanying consolidated financial statements have been prepared on a going-concern basis, the conditions leading to the Chapter 11 (See Note 8) filing raise substantial doubt about the Company's ability to continue as a going concern. A going-concern basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the normal course of business. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets of the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.


Note 5, Acquisitions

On February 12, 2001, the Company entered into a non-binding memorandum of understanding under which Specialized Solutions, Inc., a privately owned, Florida corporation, will merge into i - Academy, Inc., a Florida corporation and a wholly-owned subsidiary of Stampede Worldwide, Inc., Following the merger, the Company will retain 3,500,000 shares of the surviving corporation, which will be renamed Specialized Solutions, Inc. The Company will be obligated to distribute 2,500,000 shares of the surviving corporation to its stockholders as a dividend in kind. The surviving corporation will file a registration statement under the Securities Act of 1933. The Company will retain one million shares for investment and for possible future sale. A merger agreement was executed on August 6, 2001.


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


Note 8, Petition for Relief under Chapter 11

On April 6, 2001, the Company's parent corporation, Stampede Worldwide, Inc. (the Debtor) filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, Case No. 01-06240-8G1. The filing was made necessary by the insolvency of the Company due to the failure of its Internet, information technology and computer resale subsidiaries and the inadvertent issue of common stock that was not properly authorized under governing state law. The subsidiaries of the Company have not filed for bankruptcy protection.

Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims are reflected in the June 30, 2001 Balance Sheet as "Liabilities subject to compromise." Additional claims may arise resulting from rejection of executory contracts, including leases, and from the determination by the court of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Company's property and equipment.

The Bankruptcy Court has approved payment of certain of its pre-petition obligations, including employee wages. Additionally, the Bankruptcy Court has approved retention of legal counsel and financial professionals. As a debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. As part of the Chapter 11 reorganization process, the Company has attempted to notify all known or potential creditors of the Chapter 11 filing for the purpose of identifying all pre-petition claims.

Management has submitted a proposed Plan of Reorganization to the Bankruptcy Court. Generally, the proposed Plan provides for full cash payment to secured and certain priority creditors and the distribution of common shares of the reorganized Debtor's securities to unsecured creditors and equity class members. In connection with approval of the proposed Plan, the Bankruptcy Court's Final Order is expected to ratify the authorization of all outstanding common share and to amend the Debtor's Articles of Incorporation to increase the number of authorized shares to three hundred million. The proposed Plan also seeks the Bankruptcy Court's approval of a reverse merger and spin-off of the Company's i-Academy subsidiary. However, there can be no assurance that any Plan of Reorganization will be approved or confirmed by the Bankruptcy Court.

The accompanying consolidated financial statements do not present the amount that may ultimately be paid to settle liabilities and contingencies. Under Chapter 11 Bankruptcy, pre-petition claims may be settled at substantially less than the face value recorded in the consolidated financial statements. Moreover, the interests of existing preferred and common shareholders could be substantially diluted or even eliminated. The Plan of Reorganization could materially change the amounts currently disclosed in the financial statements. The condensed unconsolidated financial statements of the Debtor (parent corporation) are as follows:

Condensed Balance Sheet                            June 30, 2001
                                                 -----------------
Current Assets                                  $      71,743
Plant, Property and Equipment                       3,155,186
Other Assets                                        3,439,659
                                                 -----------------
                                                $   6,666,588
                                                    ==========

Current Liabilities                             $     702,969
Long Term Debt                                      1,612,000
Liabilities Subject to Compromise                     644,731
Stockholders' Equity                                3,706,888
                                                  ----------------
Total Liabilities and Stockholders' Equity      $   6,666,588
                                                    =========

Condensed Statements of Operations              Nine Months Ended
                                                 June 30, 2001
                                                 -----------------
Operating Expenses                              $   1,902,077
Other Income                                          (43,395)
Reorganization Expenses                                30,000
Extraordinary Item-Forgiveness of Debt                (62,120)
                                                ----------------
Net Loss                                        $   1,826,562
                                                    ==========


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

Background:

During the nine months ended June 30, 2001, the Company's activities were conducted primarily in its subsidiaries. During the quarter ended June 30, 2001, the Company's subsidiaries and their respective businesses were as follows:
      Chronicle Commercial Printing, Inc. - commercial web offset printing
      Stampede Network.com, Inc. - web design and hosting, and proprietary database programming
      Spiderscape.com, Inc. - internet and catalog based computer hardware and software retailing
      i-Academy, Inc. - technical computer and software training facilities
      Stampede Quest, a technology employment placement agency which operated under the i-Academy subsidiary.
Operations under Stampede Network.com, Inc., Spiderscape.com, Inc., i-Academy, Inc. and Stampede Quest ceased in May 2001 due to an erosion of the customer base, a lack of positive cash flows and the general public decline in demand for the types of services provided by these subsidiaries.

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

Financial results:

The Company's financial position worsened as of June 30, 2001 in contrast to its financial position at June 30,2000. The Company's current assets for the nine months ended June 30, 2001 decreased by $714,078 and current liabilities increased by $231,715 as compared to the same nine-month period ended June 30, 2000. The cash balance decreased by $79,610 and the accounts payable and accrued liabilities balances decreased by $129,272 as of the aforementioned dates. Stockholders' equity has decreased by $1,156,390 from $2,945,984 at June 30, 2000 to a balance of $1,789,594 at June 30, 2001. Overall, the balance sheet has decreased by $859,275 from total assets of $6,489,807 at June 30, 2000 to $5,630,532 at June 30, 2001.

The Company showed an increase in revenues, principally from commercial printing and e-commerce solutions for the nine months ended June 30, 2001 in the amount of $67,293 or an increase of 4.8% over the same period for 2000. The Company's management believes that the increase was due primarily to the revenues produced by the now closed technology segments. Cost of sales increased by $339,590 for the nine months period ended June 30, 2001 versus 2000. Management believes these increases were the results of rising product costs due to the Company's credit history, creating a need to seek out alternative suppliers of raw materials. Additionally, the gross profit margin decreased to 15.2% for the six months ended June 30, 2001, in contrast to a gross margin of 35.2% for the same period in 2000.

Net loss per common share, basic decreased by $0.01 to $(0.04) for the nine months ended June 30, 2001 versus ($0.05) for the same period of 2000.

Liquidity and financial resources:

The Company's working capital declined by $945,793 as of June 30, 2001 when compared to June 30, 2000. This decline is due to a decrease in cash, an increase in accounts payable and the current portion of the Company's long-term financing of the property and plant facilities in Tampa, Florida. The Company's current ratio at June 30, 2001 is a negative 1.0:5.5 ratio in contrast to the positive current ratio of 0.1:1.0 at June 30, 2000

During the current quarter the Company's management has vigorously been eliminating and rectifying ongoing operational and administrative matters to more effectively continue with its ongoing efforts to strengthen and ultimately bring profitability to the Company and its shareholders. These efforts have included significant reduction of payables, resolution of litigation and employment contracts, and refocusing on core business objectives.

On March 30, 2001, the Company suspended the operations of several of its subsidiaries engaged in the technology sector. These divisions include: Spiderscape, Inc., i-Academy, Inc. and Stampede Quest. The Company continues to operate its printing operations in its Chronicle Commercial Printing, Inc.

To this end on February 12, 2001, the Company entered into a non-binding memorandum of understanding under which Specialized Solutions, Inc., a Florida corporation, who will acquire a controlling interest in i-Academy, Inc., a Florida corporation and a wholly-owned subsidiary of Stampede Worldwide, Inc., by means of a reverse merger and thereafter will become a publicly traded company. With fiscal year 2001 anticipated revenues of $6,000,000 and estimated pretax gross profits of $600,000, Specialized Solutions, Inc. is a positive step in enhancing shareholder value by providing improved revenue streams and profitability. Also shareholders of the Company will receive a pro-rata portion of the new company's stock in the form of a stock dividend. On May 11, 2001, the Company and Specialized Solutions, Inc. executed a definitive merger agreement, and on August 6, 2001, the merger was completed.



PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

On April 6, 2001, Stampede Worldwide, Inc. (the Debtor) filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, Case No. 01-06240-8G1. Management determined the filing was necessary due to the Company's insolvency, the collapse of its Internet information technology subsidiaries and computer resale businesses and the issuance of unauthorized common stock. With respect to the last issue, management determined on or about January 12, 2001 that approximately sixty-three million shares of common stock sold at an approximate aggregate price of $3,077,522 pursuant to a registration statement under the Securities Act of 1933, as amended, following a purported reverse stock split effective on November 20, 2000 possibly exceeded the Company's authorized shares because one director had failed to give written consent to the reverse split and the operable Florida corporate law requires written notice of the reverse split to be given to stockholders within thirty days, which was not given, and stockholder approval for the Company to maintain its previously authorized one hundred million shares of common stock following the reverse split, which was not obtained.
The financial effects of these errors are undeterminable and can not be reasonably estimated due to the large trading volume in the Company's stock on the OTC Bulletin Board. The Registrant anticipates reporting a consolidated loss for the period.

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

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

On February 12, 2001, the Company entered into a non-binding memorandum of understanding under which Specialized Solutions, Inc., a privately owned, Florida corporation, will merge into i - Academy, Inc., a Florida corporation and a wholly-owned subsidiary of Stampede Worldwide, Inc., Following the merger, the Company will retain 3,500,000 shares of the surviving corporation, which will be renamed Specialized Solutions, Inc. The Company will be obligated to distribute 2,500,000 shares of the surviving corporation to its stockholders as a dividend in kind. The surviving corporation will file a registration statement under the Securities Act of 1933. The Company will retain one million shares for investment and for possible future sale. The merger transaction is subject to preparation of a definitive merger agreement and completion of an audit of Specialized Solution's financial statements suitable for filing under the federal securities laws. The merger was completed on August 6, 2001.

Item 6.  Exhibits and Reports on Form 8-K

(27) Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stampede Worldwide, Inc. and Subsidiaries
(Registrant)

Date:  August 22, 2001

/s/  John V. Whitman, Jr.
John V. Whitman, Jr., Chairman and Chief Executive Officer and Chief Accounting Officer




FISCAL-YEAR-END                                  SEP-30-2001
PERIOD-END                                       JUN-30-2001

CASH                                                      0
SECURITIES                                                0
RECEIVABLES                                             268,996
ALLOWANCES                                              (32,750)
INVENTORY                                                92,893
CURRENT-ASSETS                                          247,110
PP&E                                                  4,744,902
DEPRECIATION                                           (330,694)
TOTAL-ASSETS                                          5,943,867
CURRENT-LIABILITIES                                   1,580,508
BONDS                                                    0
PREFERRED-MANDATORY                                      0
PREFERRED                                                 170,000
COMMON                                                     88,542
OTHER-SE                                                 0
TOTAL-LIABILITY-AND-EQUITY                              5,943,867
SALES                                                   1,035,379
TOTAL-REVENUES                                          1,035,379
CGS                                                       947,611
TOTAL-COSTS                                                 0
OTHER-EXPENSES                                         2,498,872
LOSS-PROVISION                                              0
INTEREST-EXPENSE                                         102,401
INCOME-PRETAX                                         (2,513,505)
INCOME-TAX                                                  0
INCOME-CONTINUING                                     (2,513,505)
DISCONTINUED                                                0
EXTRAORDINARY                                               0
CHANGES                                                     0
NET-INCOME                                            (2,359,950)
EPS-BASIC                                               (0.05)
EPS-DILUTED                                             (0.05)