Form 10KSB/A
period 2000-09-30
STAMPEDE WORLDWIDE INC
filed 2001-09-04
CIK 1044760

U.S. Securities and Exchange Commission
                         Washington, D.C. 20549
                              Form 10-KSB/A

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

As discussed in Note 15 to the consolidated financial statements, certain errors regarding the number of common shares authorized in connection with a November 13, 2000 reverse split were discovered by management during the current year. Accordingly, the September 30, 2000 financial statements have been restated to correct the error.

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
Common Stock, $.001 Par
 Value, 20,000,000 * Restated to Balance Sheet Only
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





8
STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999


NOTE 2: GOING CONCERN

The Company has incurred substantial operating losses since inception. As discussed in Note 2 and Note 15, the Company's significant operating losses, negative cash flows and filing for protection under Chapter 11 of the federal bankruptcy code raise substantial doubt about its ability to continue as a going concern. The Company recorded losses from operations of $7,053,140 and $3,967,079 for the years ended September 30, 2000 and 1999, respectively. Current liabilities exceed current assets by $2,905,408 at September 30, 2000. These factors, combined with the fact that the Company has not generated positive cash flows from operating activities since inception, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.



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

NOTE 15:  REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

 As stated in Note 11, on November 13, 2000, the Board of Directors authorized a five-to-one reverse stock split. As required by generally accepted accounting principles, all references in the consolidated financial statements to the number of common shares and per share amounts were retroactively restated to reflect the stock split. Subsequent to the issuance of the audited consolidated financial statements management determined that the reverse stock split and associated increase in authorized common shares to 100 million was not valid under applicable state law. Florida law requires written notice to stockholders of a reverse split within thirty days, which was not given, and stockholder approval for the Company to maintain its previously authorized one hundred million shares of common stock following the reverse split, which was not obtained. Further, one director failed to provide written consent to the reverse split as required by law. The audited consolidated balance sheets have been restated to correct the number of common shares authorized to 20 million in accordance with state law.

 Management has determined that approximately sixty-three million shares of common stock sold at an approximate aggregate price of $3,077,522, subsequent to September 30, 2000, exceeded the Company's authorized shares under state law. On April 6, 2001, the Parent Corporation filed for protection under Chapter 11 of the federal bankruptcy code. Management believes that the defect in the authorization of the shares will be cured in with the Bankruptcy Court's approval of the Company's Plan of Reorganization under Chapter 11. The possible losses that could be incurred as a result of these transactions are not reasonably estimable.



PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The names, ages and terms of office of directors and executive officers of The Company are set forth in the following table:

Name                        Age      All positions with Company    Director
                                                                     since
- - ---------------------------------------------------------------------------
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

                        Fiscal                                Securities
Name                     Year    Salary      Bonus        underlying options
- - ---------------------   ------  --------    -----------   ------------------
John V. Whitman, Jr.    1998    $125,000   $   21,395        39,991*  (2)
  Chairman of the       1999    $175,000   $1,144,291       534,164*  (2)
  Board and President   2000    $175,000(1)$1,813,236     4,198,860*  (2)
David E. Salmon         2000    $100,000   $  278,750(3)          0
  Chief Operating
  Officer
Dale Mulert, Chief
  Technical Officer     2000    $105,000    $ 33,000              0

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

Name                     Number of Shares
                          Before sale of            %
                              Shares*            Ownership
- - ------------------------    ---------------- -----------
James Boggs (1)                 20,000             (1)
Winston D. Carlee, Jr. (1)      50,000             (1)
Donald D. Clark (1)             20,000             (1)
Sally McFolling (1)             20,000             (1)
Jackson L. Morris (1)        1,008,581             4.16
David E. Salmon (1)            166,040             (1)
John V. Whitman, Jr. (1)(2)  4,339,038            17.88
All directors and officers
as a group  (7 persons)      5,623,659            23.19

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

Stampede Worldwide, Inc.
By: /s/ John V. Whitman, Jr.
Date signed:  January 12, 2001
President and Chief Executive Officer


Signature                    Capacity in which signed:        Date signed:
- - ------------------------     -------------------------        -------------

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


/s/ W. Andrew Mueller
W. Andrew Mueller, C.P.A.
Bella, Hermida, Gillman, Hancock & Mueller
Plant City, Florida
December 20, 2000, except for Note 15, which is as of August 22, 2000

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