Form 10QSB/A
period 2000-12-31
STAMPEDE WORLDWIDE INC
filed 2001-09-04
CIK 1044760

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

Stockholders' Equity:
  Common Stock, $.001 par value,
   20,000,000 Shares Authorized, 54,197,000
   Shares Issued and Outstanding at December
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

NOTE 6:  REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

 As stated in Note 2, on November 13, 2000, the Board of Directors authorized a five-to-one reverse stock split. As required by generally accepted accounting principles, all references in the consolidated financial statements to the number of common shares and per share amounts were retroactively restated to reflect the stock split. Subsequent to the issuance of the unaudited consolidated financial statements management determined that the reverse stock split and associated increase in authorized common shares to 100 million was not valid under applicable state law. Florida law requires written notice to stockholders of a reverse split within thirty days, which was not given, and stockholder approval for the Company to maintain its previously authorized one hundred million shares of common stock following the reverse split, which was not obtained. Further, one director failed to provide written consent to the reverse split as required by law. The unaudited consolidated balance sheets have been restated to correct the number of common shares authorized to 20 million in accordance with state law.

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