Form 10QSB/A
period 2001-03-31
STAMPEDE WORLDWIDE INC
filed 2001-09-04
CIK 1044760

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

Stockholders' Equity:
  Common Stock, $.001 par value,
   20,000,000 Shares Authorized, 88,542,387
   Shares Issued and Outstanding at March
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

NOTE 9:  REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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