Form 10KSB
period 2001-09-30
STAMPEDE WORLDWIDE INC
filed 2002-01-14
CIK 1044760

U.S. Securities and Exchange Commission
                         Washington, D.C. 20549
                              Form 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended September 30, 2001

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

Title of class:  Common Stock.

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

State issuer's revenues for its most recent fiscal year. $1,581,982

ISSUERS INVOLVED IN BANKRUTCY PROCEEDINGS DURING THE LAST FIVE YEARS

check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes      No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,713,594* shares at January 10, 2002

*Adjusted for the share combination pursuant to a court order under the plan of reorganization. In addition to shares outstanding, the Plan of Reorganization approves the issuance of a total of 3,000,000 shares to unsecured creditors and 500,000 to preferred stockholders.


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

On April 6, 2001, Stampede Worldwide, Inc. (the Debtor) filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Middle District of
Florida, Tampa Division, Case No. 01-06240-8G1. Management determined the filing was necessary due to the Company's insolvency, the collapse of its Internet information technology subsidiaries and computer resale businesses and the issuance of unauthorized common stock. On November 9, 2001, the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division, entered its order confirming Stampede's Plan of Reorganization in Case No. 01-06240-8G1. For a further discussion of this matter, see Item 3 Legal Proceedings.

The Company, through its subsidiaries had hosted a network of services including e-business solutions, hardware and software productivity solutions, custom IT training, premium technology staffing, and dynamic commercial printing expertise.

Internet and software solutions:

The Company, through its Stampede Network.com subsidiary, had provided a full range of Internet solutions, including creation, planning and design of Web sites, intranets, extranets and Web enabled application software for customers. The Company's services enable its customers to more effectively utilize the Internet in their communications, marketing and sales. The Company is a Microsoft Certified Solution Provider. The Company account representative sales staff identified the client's total information technology needs including staffing, training, hardware and packaged software needs and custom application development. The Company's programming staff was primarily involved with custom application development. Operations for this subsidiary were terminated in March 2001.

Computer equipment, software and peripheral equipment sales:

The Company through its subsidiary, Spiderscape.com was a vendor of a full line of computer hardware, software, network products and peripheral equipment. The Company operated an e-commerce Web site at Spiderscape.com at which it offered approximately 150,000 different products. The Company also published and distributed an eighty-four-page catalog which is mailed to selected lists. Spiderscape.com went on line on October 18, 2000 and the first mailing of the catalog began November 1, 2000. The first catalog had been mailed to over 122,000 addresses. Orders received over the Internet or through the Company's telephone service center were automatically directed to the Company's strategic partners, Tech Data Corp. and Ingram Micro, Inc., for fulfillment. The Company's sales were paid almost exclusively by credit card and were shipped with the Company's labeling and packing list by the Company's strategic partners. Spiderscape provided the hardware and packaged software products for the Company's direct sales efforts. Operations for this subsidiary were terminated in March 2001.

Information technology training:

The Company offered technical computer and software training through its Stampede I-Academy subsidiary. The Company operated a web site at www.i-Academy.com. The Company's clients included individuals, school boards and commercial businesses. The Company provided K-12 teacher training and continuing education to information technology professionals. The Company's classes were offered in five broad areas, including both Windows and MacIntosh platforms. These areas were network management, technical support, digital imaging, video and graphics and technology and educational training in applications software. The Company's network management courses covered Microsoft, Cisco, Apple, Citrix, Linux, Novell, Hewlett Packard, 3Com, Nortel and Compaq. The Company's technical support courses covered CompTia's A+ and Network+, Windows Operating Systems and PC assembly. The Company's digital imaging courses covered Adobe programs, Quark Xpress, Macromedia Director, FireWorks and Freehand, Java Script, Shock Wave, HyperStudio, Movie Works, Corel Draw and Paint and Extension Suitcase. The Company's video and graphics courses covered Final Cut Pro, Adobe products, Quark Xpress, HTML, Macromedia Director Shockwave Studio, Fireworks and Flash, Java Script and Shockwave. The Company's technology and education courses covered Microsoft Office Suite, WebQuest, network administration, technology in the primary and secondary classroom, trouble shooting, video editing and multimedia production. This subsidiary's operations were suspended in March 2001. On August 8, 2001, this subsidiary acquired by statutory merger a company named "Specialized Solutions, Inc.", of Tarpon Springs, Florida which is engaged in the development and sale of computer based training courses. Following the merger, the Company retained 3,500,000 million shares, in the subsidiary, being less than a majority, with the intent of distributing 2,500,000 shares to its stockholders as a dividend in kind. A registration statement for the dividend distribution is pending with the Securities and Exchange Commission under the name of Specialized Solutions, Inc.

On August 8, 2001, the Company exchanged all of the stock of i-Academy, Inc., a wholly owned subsidiary of Stampede Worldwide, Inc., for 3,500,000 shares of the common stock of Specialized Solutions, Inc., representing a 40% interest. The investment in Specialized Solutions, Inc. is accounted for using the equity method. Undistributed earnings of Specialized Solutions, Inc. included in retained earnings for the year ended September 30, 2001 amounted to $22,479.

Information technology personnel placement:

The Company, through Stampede Quest, provided employment placement services to information technology professionals. Services were provided for both full time and contract employment opportunities. The Company confirmed the technical proficiencies claimed by its placement candidates before they were referred to clients. Stampede Quest operates a web site at www.stampedequest.com that listed open job positions. Stampede Quest provided career placement functions for Stampede I-Academy students. Operations for this subsidiary were terminated in March 2001.

Commercial printing:

The Company provides complete commercial web press printing services through Chronicle Commercial Printing, Inc. Chronicle Commercial Printing operates a web-site at www.chronicleinc.com. The Company also prints tabloid newspapers, such as La Gazetta, the nation's oldest trilingual newspaper, newspaper inserts and other newsprint products.

The Company employees a total of 25 individuals across all operating divisions of which all 24 are considered full-time employees, with one part-time employee.

Item 2.  Description of Property.

The Company owns a 32,000 sq ft office and light industrial building located on 5.25 acres in Tampa, Florida. All of the Company's operations are located at this facility. Also, the Company leases approximately 12,000 square feet to Specialized Solutions, Inc., a developer and reseller of computer based training courses. The area leased includes general and sales office space, as well as, the training center comprising of three classrooms. The Company believes that the facility is adequate for current operations and growth in the foreseeable future. The property is subject to a seller-financed mortgage, which is currently in default.

The Company has installed eight Compaq servers performing the following functions for the Company: Primary and secondary domain control, email service, development, test and live Internet platforms, sufficient switching and routing equipment, supporting a Windows NT operating system. The Company has a written disaster recovery plan, including ample uninterruptible power supplies and tape backup. The Company has 26 Compaq Ipax work stations on a 10/100 Ethernet local area network, of which 15 are being leased to a tenant. The Company has one T-1 data connections for sufficient Internet connectivity.

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


Item 3. Legal Proceedings

On April 6, 2001, Stampede Worldwide, Inc. (the Debtor) filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, Case No. 01-06240-8G1. Management determined the filing was necessary due to the Company's insolvency, the collapse of its Internet information technology subsidiaries and computer resale businesses and the issuance of unauthorized common stock. With respect to the last issue, management determined that approximately sixty-one million shares of common stock sold at an approximate aggregate price of $4,150,522 pursuant to a registration statement under the Securities Act of1933, as amended, following a purported reverse stock split effective n November 20, 2000 possibly exceeded the Company's authorized hares because one director had failed to give written consent to the reverse split and the operable Florida corporate law requires written notice of the reverse split to be given to stockholders within thirty days, which was not given, and stockholder approval for the Company to maintain its previously authorized one hundred million shares of common stock following the reverse split, which was not obtained. The financial effects of these errors are undeterminable and can not be reasonably estimated due to the large trading volume in the Company's stock on the OTC Bulletin Board. The irregularities related to the reverse stock split and over issue of common stock were specifically addressed in the Company's Plan of Reorganization.

Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petition for relief under the federal bankruptcy laws were stayed while the Debtor continued in business operations as Debtor-in-possession. Additional claims (liabilities subject to compromise) which arose subsequent to the filing date resulting from the rejection of executory contracts, including leases, and from the determination by the court (or agreed to by other parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets (secured claims) were also stayed, although the holders of such claims have the right to move the court for relief from the stay. The subsidiaries of the Company did not filed for bankruptcy protection.

On November 9, 2001, the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division, entered its order confirming Stampede's Plan of Reorganization in Case No. 01-06240-8G1.

The Plan of Reorganization provides, in summary, as follows:

1. Secured creditors in the approximate aggregate amount of $2,410,000, remain unchanged.

2. Unsecured creditors have made claims that are estimated to total approximately $1,800,000. Stampede has objected to several of these claims. If these objections are not resolved by agreement between Stampede and the claimants, such objections will proceed to trial before the United States Bankruptcy Court at a later date. The total amount of claims cannot be estimated at this time. The pool of unsecured creditors will be issued a total of 3,000,000 shares of Stampede common stock, to be divided pro rata among such creditors in satisfaction of their claims as unsecured creditors. Stampede will make the distribution of stock to unsecured creditors shortly after resolution of the claims that are subject to objection before the United States Bankruptcy Court.

3. Holders of Stampede's Preferred Stock are issued 500,000 shares of Stampede's common stock, to be divided pro rata among such preferred stock, in satisfaction of their claims as preferred stockholders.

4. The issued and outstanding shares of Stampede's common stock is consolidated such that each thirty shares before the reorganization becomes one share in the reorganization and accounts holding ninety-nine or fewer shares after the reorganization are canceled.

5. Stampede's Articles of Incorporation are to be amended to increase the number of authorized common shares to 300,000,000 shares from 100,000,000 shares.

6. Stampede shall distribute as a dividend the holders of its common stock following the reorganization 2,500,000 shares of I-Academy, Inc., renamed Specialized Solutions, Inc., and shares of Chronicle Commercial Printing, Inc., the number thereof to be determined.

Prior to the reorganization, Stampede had 81,407,837 shares of common stock issued and outstanding. As a result of the reorganization, Stampede will have approximately 6,213,595 shares of common stock issued and outstanding, subject to reduction as a result of the cancellation of accounts holding ninety-nine or fewer shares.

Immediately upon the order confirming Stampede's plan of reorganization, Stampede has approximate total assets of $3,553,000 and approximate total liabilities of $2,584,000.

Larry S. Hyman vs. Chronicle Communication, Inc., Case No. 98-5547 CI 7 in the Pinellas County, Florida Circuit Court. This action is for breach of contract in the acquisition of a printing plant and seeks $739,371.70 in damages. As part of the Chapter 11 case, the plaintiff settled with the Company for a $25,000 claim to be paid as a general creditor receiving a pro-rata distribution of common stock as provided in the plan of reorganization. The court entered an order on December 13, 2001 confirming the settlement.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

The National Association of Securities Dealers, Inc, quotes the Company's common stock under the stock symbol "CRNC", through February 2000,under "STPW" from March 2000 through March 2001 and now under "STPWQ" on the OTC Bulletin Board. The following table sets forth the approximate high and low bid quotations for the Company's Common Stock for each calendar quarter during the twelve months ended September 30, 2000, as adjusted for a one for five share combination effective on November 22, 2000. These quotations are inter-dealer quotations without retail markup, markdown or commissions and may not represent actual transactions.

Quarter ended           High Bid         Low Bid

September 1999           $0.46            $0.33
December 1999             0.65             0.60
March 2000                1.20             1.00
June 2000                 0.45             0.40
September 2000            0.55             0.55
December 2000             0.14             0.01
March 2001                0.07             0.03
June 2001                 0.01             0.01
September 2001            0.02             0.01


The high and low bid quotations for the Company's common stock on January 09, 2002 were less than $0.01 and $0.01 and the closing price on that date for the Company's common stock on the OTC Bulletin Board was less than $0.01.

The Company had approximately 5,800 holders of its common stock at September 30, 2001. The number of stockholders is expected to decline slightly as a result of the cancellation under the Plan of Reorganization of blocks of less than 100 shares.


The Company's transfer agent is Atlas Stock Transfer of Salt Lake City, Utah.

Dividends:

Dividends on the Common Stock can be paid lawfully only out of current and retained earnings and surplus of the Company, when, as and if declared by the Board of Directors. The Company has a negative retained earnings and surplus. See the Financial Statements appearing elsewhere in this report. The payment of dividends in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other factors which the board of directors deems relevant. The Company does not expect to pay cash dividends within the next five years based upon its plan to invest its profits, if any, in expansion of the Company's core business model.

Recent Sales of Securities:

For unregistered common stock transactions, see Item 10 "Executive
Compensation".

The Company during the first quarter of fiscal 2001, sold an aggregate of 41 shares of Series A and Series B Convertible Preferred Stock to 16 accredited investors with cash proceeds in the aggregate amount of $410,000. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, in that the offering did not involve a public offering. The terms of the 15 shares of Series B Preferred Stock entitle the holder to elect an additional member to the board of directors under certain circumstances. The Series B Preferred Stock has been fully converted into common stock as of January 10,2001. All unconverted preferred stock has been converted under the Plan of Reorganization into a total of 500,000 shares of common stock.

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

Item 6. Management's Discussion and Analysis or Plan of Operation.

For the years ended September 30, 2001 and 2000:

On March 30, 2001, the Company terminated the operations by several of its subsidiaries. These subsidiaries are Spiderscape, Inc., which was engaged in the on-line and home catalog sales of computer hardware, software, and peripherals, Stampede Quest, which was engaged in the flexible staffing business and Stampede Network.com, Inc., which was engaged in providing Internet solutions, custom computer software development and Web hosting. The Company continues to operate its commercial cold set, web printing operations in its Chronicle Commercial Printing, Inc. Subsidiary and is seeking expanded sales. Previously, i-Academy, Inc., which was engaged in information technology training, had ceased operations.

On April 6, 2001, the Company filed for reorganization under Chapter 11 of the Bankruptcy Code. Management determined the filing was necessary due to the Company's insolvency, resulting from the collapse of its subsidiaries' internet, information technology and computer resales businesses.
Subsequently, the i-Academy subsidiary has merged into Specialized Solutions, Inc. and is currently in the process of being dividend spun-off to the Company's stockholders under an order filed on November 9, 2001, by the Federal Bankruptcy Court pursuant to the Company's plan of reorganization.

On August 3, 2001, the Company exchanged all of the stock of i-Academy, Inc. for 3,500,000 shares of the common stock of Specialized Solutions, Inc., representing a 40% interest. The investment in Specialized Solutions, Inc. is accounted for using the equity method. Undistributed earnings of Specialized Solutions, Inc. included in retained earnings for the year ended September 30, 2001 amounted to $22,479.


During March 2000, the Company purchased ETA Internet Solutions through its subsidiary Stampede Network.com, Inc. for 741* shares of the Company's common stock and $199,471 cash. The total cost of the transaction was $236,138, which exceeded the fair value of the net assets acquired by $187,167. The excess was allocated to goodwill to be amortized on a straight-line basis over 20 years. Stampede Network.com, Inc. operations were suspended in March 2001.

During January 1999, the Company acquired Bartow Communications, Inc., a real estate publisher in the Washington, D.C. area, for 833* shares of common stock. The total cost of the acquisition was $14,062, which exceeded the fair value of the net assets acquired by $214,814. The excess was allocated to goodwill to be amortized on a straight-line basis over 20 years. In July 2000, the Company's subsidiary Chronicle Commercial Printing, Inc. ceased publication of the real estate magazines published by Bartow Communications and returned the operations to the former owner in a transaction resulting in a net gain of $34,087 to the Company. The net gain includes write off of goodwill related to the acquisition of $198,712.

During August 1999, the Company acquired Americomp Computers, Inc., a Houston based computer retailer, for 15,000* shares of the Company's stock. The total cost of the acquisition was $373,5000, which exceeded the fair value of the net assets by $401,791. The excess was allocated to goodwill to be amortized on a straight-line basis for 20 years. During March 2000, the Company closed the Houston facility and consolidated its computer retail operations into its Tampa
subsidiary, Spiderscape.com.   The disposal resulted in a net loss of $411,841
to the Company, which includes a write off of $391,746 of goodwill related to the acquisition. Spiderscape.com. operations were suspended in March 2001.

In November 1999, the Bright Now, Inc. subsidiary filed for protection under Chapter 11 of the Federal Bankruptcy Code. This proceeding was converted to a Chapter 7 Liquidation during the month of February, 2000. For the years ended September 30, 2001 and 2000, the Company believes it has fulfilled all its obligations under the Chapter 7 liquidation.

During the years ended September 30, 2001 and 2000, the Company's activities were conducted primarily in its subsidiaries.

During the year ended September 30, 2001, the Company's subsidiaries and their respective businesses were as follows:
      Chronicle Commercial Printing, Inc. - commercial web offset printing, which is continuing
      Stampede Network.com, Inc. - web design and hosting, and proprietary database programming, which has been terminated.
      Spiderscape.com, Inc. - Internet and catalog based computer hardware and software retailing, which has been terminated.
      i-Academy, Inc. - technical computer and software training facilities and Stampede Quest, a technology employment placement agency which also operates under the i-Academy subsidiary, which has been terminated.

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

*Adjusted for the share combination pursuant to a court order under the plan of reorganization.

Liquidity and financial resources:

During the 2001 and 2000 fiscal years, the Company funded much of its working capital needs through the sale of its common stock. Approximately $3,850,000 in capital was raised in connection with these stock sales. The Company's continued ability to operate is dependent on its ability to either refinance its existing debt, raise additional capital or find viable operating companies to merge into the Company's dormant subsidiaries.

The Company incurred operating losses of $3,855,931 and $7,053,140 for the years ended September 30, 2001 and 2000, respectively. Also, at September 30, 2001 and 2000, current liabilities exceeded current assets by $1,582,312 and $2,905,408, respectively, yielding a positive increase in working capital between the two fiscal years of $1,323,096.

The Company's working capital position increased by $1,323,096 at September 30, 2001. This condition is the result of a decrease in current assets of $350,450, resulting from lower accounts receivable and inventory carrying amounts, and a decrease in total current liabilities of $1,673,546, partially as a result of the write-down of accrued stock compensation to certain officers of the Company and the reclassification of liabilities included in the Chapter 11 bankruptcy subject to compromise of $915,193. The Company experienced a decrease from period to period in short-term notes by $646,995. Other accrued liabilities also decreased by $1,310,881. Accounts payable decreased by $183,440. Current maturities of long-term debt increased by $599,145. Accrued payroll liabilities decreased by $131,375.

The Company's working capital ratio was negative as of September 30, 2001 and has continued to remain in that position through the date of this filing. Working capital at September 30, 2001 increased by $1,323,096 from working capital at September 30, 2000. The Company's current ratio at September 30, 2001 was a negative 1.0:6.7 ratio in contrast to the negative current ratio of 1.0:5.0 at September 30, 2000.

The Company had limited liquidity as a result of limited positive cash flows during the reported periods and its liquidity was limited to the sale of common stock, collections of accounts receivable and generation of additional accounts receivable, primarily from revenues generated from the commercial web printing business. The Company's management believes the Company can improve its gross margins by expanding the printing operations and by finding viable operating companies to merge into the Company's dormant subsidiaries, thereby increasing revenues.

The Company's management believes if it had been better capitalized during the period it could have offset the losses by making capital equipment purchases and repairs that would be expected to have improved efficiency and increased its commercial printing revenues.

Financial results:

The Company's financial position worsened as of September 30, 2001 in contrast to its financial position at September 30,2000. Current assets decreased by $350,450 and current liabilities decreased by $1,673,546 between those dates. The cash balance decreased by $43,266 and the accounts payable and accrued liabilities balances decreased by $1,625,696 as of the aforementioned dates. Stockholders' equity has increased by $16,952 from a deficit of $3,047 at September 30, 2000 to equity of $13,905 at September 30, 2001. Overall, the balance sheet has decreased by $1,834,427 from total assets of $5,873,339 at September 30, 2000 to $4,038,912 at September 30, 2001.

The Company had a slight decrease in revenue growth for the 2001 fiscal year when compared to the 2000 fiscal year of approximately 6% or $92,828.
The change in gross profit for the same period proportionally decreased by $57,715 or 12%. The decrease in revenues is attributed to the failure of the Company's technology business subsidiaries, which never achieved projected market or revenue share necessary for profitable operations. Those subsidiaries ceased operations in March 2001. The decrease in gross margin was attributable to the decrease in revenues. Costs associated with the printing operation, currently the only subsidiary still operating, remained consistent between the years presented.

The Company cost of sales for the twelve months ended September 30, 2001, over the same period in 2000, remained virtually unchanged. Cost of sales as a percent of revenue was 72.3% for the twelve months ended September 30, 2001, verses 70.4% for the same twelve months ended 2000.

The Company experienced a decrease in operating expenses for the 2001 fiscal year compared to the 2000 fiscal year of $3,254,924. The decrease is largely related to the prior year's calculation of total stock compensation to officers, directors and employees of $2,755,133 recorded in 2000. This cost was non-recurring for 2001.

Losses for the year ended September 30, 2001 were directly related to the failure of the Company's technology subsidiaries to establish market share and generate revenues and profits. Costs far exceeded revenues generated. The losses for the year ended September 30, 2000 were directly related to the cost of branding the Company's new technology identity and infrastructure capitalization needs.

Net loss per common share, basic decreased by $15.88* to $(2.23)* for the twelve months ended September 30, 2001 versus ($18.11)* for the same period of 1999.

*Adjusted for the share combination pursuant to a court order under the plan of reorganization.

Capital resources:

On June 6, 2001, the Company entered into a revised lease agreement on the Fast 300 printing press with Intercontinental Engineering, Inc. The revised lease no longer qualifies as a capital lease. Accordingly, the Company has reduced fixed assets accordingly. The reduction totaled $590,911.

Computers and other office equipment were exchanged with Specialized Solutions, Inc. as part of the merger between Specialized and I-Academy, Inc., dated August 9, 2001. Total value of equipment exchanged was $135,660.

Item 7. Financial Statements.

To the Board of Directors and Stockholders of Stampede Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of Stampede Worldwide, Inc., (a Florida Corporation) and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stampede Worldwide, Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the conditions leading to the Company's filing of Chapter 11 bankruptcy raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

BELLA, HERMIDA, GILLMAN, HANCOCK & MUELLER

/s/

Certified Public Accountants
Plant City, Florida
December 23, 2001


                STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
                      September 30, 2001 and 2000

                               ASSETS

                                 2001                2000

CURRENT ASSETS:
Cash                         $  10,480          $   53,746
Accounts Receivable, net of
 Allowances of $30,000 (2001)
 and $22,250 (2000)             95,023             135,665
Inventory                       54,166             101,711
Other Current Assets            74,855             293,852
                             ----------         -----------

   Total Current Assets        234,524             584,974


PROPERTY AND EQUIPMENT,
Net of Accumulated
 Depreciation of $355,434
(2001) and $124,239 (2000)   3,483,413           4,457,747

OTHER ASSETS:
Advances to Stockholders                           596,756
Investments - at Equity        113,182
Intangible Assets, Net          41,625             233,862
Deposits                       166,168
                             ----------         -----------
   Total Other Assets          320,975             830,618
                             ----------         -----------

TOTAL ASSETS                $4,038,912          $5,873,339
                            ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

CURRENT LIABILITIES:
Short-Term Notes               173,180             820,175
Current Maturities
 of Long-Term Debt             852,022             252,877
Accounts Payable               302,926             486,366
Accrued Payroll Liabilities     49,242             180,617
Other Accrued Liabilities      439,466           1,750,347
                             ----------         -----------

   Total Current Liabilities 1,816,836           3,490,382

LONG-TERM LIABILITIES        1,292,978           2,386,004

LIABILITIES SUBJECT TO
 COMPROMISE                    915,193
                             ----------         -----------

   Total Liabilities         4,025,007           5,876,386
                             ----------         -----------

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock, $10,000 Par
 Value, 10,000,000 Shares
 Authorized:
 Convertible Series A, 350
 Shares Authorized, 113
 Shares Issued and Outstanding
 At September 30, 2001         170,000

Common Stock, $.001 Par Value,
 300,000,000 Shares Authorized,
 2,713,594 and 657,220 Shares
 Issued and Outstanding at
 September 30, 2001, and 2000,
 respectively                    2,714                657
Additional Paid In Capital  18,865,593         14,608,542
Common Stock Receivable                       (   569,668)
Accumulated Deficit        (19,024,402)       (14,042,578)
                           ------------       ------------
  Total Stockholders' Equity
   (Deficit)                    13,905        (     3,047)
                           ------------       ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY
 (DEFICIT)                  $4,038,912         $5,873,339
                            ===========        ===========

The Accompanying Notes are an Integral Part of These Consolidated
Financial Statements

              STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Years Ended September 30, 2001 and 2000


                                     2001         2000

SALES                           $1,581,982   $1,674,810


COST OF SALES                    1,143,144    1,178,257
                                ----------   ----------

GROSS PROFIT                       438,838      496,553
                                ----------   ----------

OPERATING EXPENSES:
General and Administrative       3,644,598    7,185,492
Depreciation and Amortization      351,189      182,779
Interest                           298,982      181,422
                                ----------   ----------

   Total Operating Expenses      4,294,769    7,549,693
                                ----------   ----------

                                (3,855,931)  (7,053,140)
                                ----------   ----------

OTHER EXPENSE:
Loss on Disposal of
 Property and Equipment         (   32,127)  (  124,670)
Loss on Disposal of
 Investment                                  (   91,652)
Loss on Disposal of
 Subsidiaries                                (  377,753)
Loss on Capital Lease Conversion(  107,788)
Equity in Earnings (Loss) of
 Unconsolidated Investee        (   22,479)
Other Income                         4,113
                                ----------   ----------

  Total Other Income (Expense)  (  158,281)    (594,075)
                                ----------   ----------

NET LOSS FROM CONTINUING
 OPERATIONS                     (4,014,212)  (7,647,215)
                                ----------   ----------

DISCONTINUED OPERATIONS:
Loss from Operations of Business
 Segments                       (  945,451)
Loss on Disposal of Business
 Segments                       (  173,129)
                                ----------   ----------

  Total Discontinued Operations (1,118,580)

NET LOSS BEFORE REORGANIZATION
 EXPENSES AND EXTRAORIDINARY
 ITEMS                          (5,132,792)  (7,647,215)
                                ----------   ----------
REORGANIZATION EXPENSES:
Professional Fees                   67,746
                                ----------   ----------

  Total Reorganization Expenses     67,746
                                ----------   ----------

EXTRAORDINARY ITEMS:
Gain on Forgiveness of Debt        260,486      201,678
Gain on Liquidation of a
 Subsidiary following a pooling
 of interests                                 1,116,988
Litigation Settlement           (   41,772)
                                ----------   ----------

   Total Extraordinary Items       218,714    1,318,666
                                ----------   ----------


NET LOSS                       $(4,981,824) $(6,328,549)
                               ===========   ==========


NET LOSS PER COMMON
 SHARE, BASIC                  $   (  2.23) $   ( 18.11)
                               ===========   ==========


WEIGHTED-AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING        2,233,821      349,423
                               ===========   ==========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements


STAMPEDE WORLDWIDE, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                     Preferred Stock    Common Stock
                      $10,000 Par        $.001 Par           Additional
                  Shares     Amount    Shares    Amount   Paid In Capital
                 --------   --------  --------  --------  ----------------
Balance, October 1, 1999               102,495   $   102     $ 5,825,801

Common Stock Issued:
 For Cash                              429,936       430       5,588,348
 For Employee Compensation              45,191        45       1,582,383
 For Debt Repayment                     16,478        16         360,058
 For Operating Expenses                 52,533        53         839,426
 For Acquisitions                          741         1          36,666


Surrender and Cancellation
 of Common Stock                         (  13)                  ( 5,573)

Common Shares Issued
 for Common Stock Receivable             9,859        10         381,433

Net Loss
                  ------  ---------  ---------    ------     -----------


Balance, September
 30, 2000                              657,220       657      14,608,542

Series A Preferred Stock
 Issued:
  For Cash           26     260,000
  For Collateral     96

Series B Preferred Stock
 Issued:
  For Cash           15     150,000

Common Stock Issued:
 For Cash                            1,078,153     1,078       2,151,942
 For Employee
  Compensation                          18,333        18          51,517
 For Debt Repayment                    240,600       241         579,297
 For Operating Expenses                514,569       515       1,209,500
 For Stock Option
  Exercises                              3,333         3          24,997
 For Preferred Stock
  Series A
  Conversion         (9)   ( 90,000)    67,538        68          89,932
For Preferred Stock
  Series B
  Conversion        (15)   (150,000)   133,948       134         149,866

Surrender and
 Cancellation of
 Common Stock                         (    100)

Cancellation of
 Common Stock
 Receivable

Net Loss
                  ------  ---------  ---------    ------     -----------

Balance, September
 30, 2001            113 $  170,000  2,713,594   $ 2,714    $ 18,865,593
                  ======  =========  =========    ======     ===========



STAMPEDE WORLDWIDE, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                   Stock        Accumulated
                                 Receivable       Deficit            Total
                               ------------     -----------     ----------
Balance, October 1, 1999       $ (  188,225)   $ (7,714,029)  $ (2,076,351)

Common Stock Issued:
 For Cash                                                        5,588,778
 For Employee Compensation                                       1,582,428
 For Debt Repayment                                                360,074
 For Operating Expenses                                            839,479
 For Acquisitions                                                   36,667


Surrender and Cancellation
 of Common Stock                                                   ( 5,573)

Common Shares Issued
 for Receivable                    (381,433)


Net Loss                                       ( 6,328,549)     (6,328,549)
                                  ---------     ----------      ----------

Balance, September
 30, 2000                          (569,668)   (14,042,578)     (    3,047)

Series A Preferred Stock
 Issued:
  For Cash                                                         260,000
  For Collateral

Series B Preferred Stock
 Issued:
  For Cash                                                         150,000

Common Stock Issued:
 For Cash                                                        2,153,020
 For Employee
  Compensation                                                      51,535
 For Debt Repayment                                                579,538
 For Operating Expenses                                          1,210,015
 For Stock Option
  Exercises                                                         25,000
 For Preferred Stock
  Series A
  Conversion
For Preferred Stock
  Series B
  Conversion

Surrender and
 Cancellation of
 Common Stock

Cancellation of
 Common Stock
 Receivable                         569,668                        569,668

Net Loss                                       ( 4,981,824)    ( 4,981,824)
                                  ---------     ----------      ----------

Balance, September
 30, 2001                        $    -       $(19,024,402)   $     13,905
                                  =========     ==========     ===========


The Accompanying Notes are an Integral Part of These Consolidated
Financial Statements


             STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Years Ended September 30, 2001 and 2000

                                               2001                2000
                                           -----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                   $(4,981,824)        $(6,328,549)
Adjustments to Reconcile
 Net Loss to Net Cash Used
 in Operating Activities:
  Net Loss of Unconsolidated Investee           22,479
  Depreciation and Amortization                397,068             182,779
  Provision for Losses on Accounts
  Receivable                                (    7,750)         (   16,050)
  Provision for Losses on Shareholder
  Advances                                     569,668
  Provision for Losses on Common Stock
  Receivable                                   626,932
  Extraordinary Item - Liquidation
  of Subsidiary                                                 (1,123,879)
  Extraordinary Item - Forgiveness
  of Debt                                   (  260,486)         (  201,678)
  Expenses Paid with Stock                   1,286,550           2,039,239
  Net Loss on  Disposal of Assets               32,127             124,670
  Net Loss on Disposal of Investments                               76,652
  Net Loss on Disposal of Subsidiaries         173,129             391,277
  Net Loss on Capital Lease Conversion         107,788
  Changes in Operating Assets and
  Liabilities, Net of Effects
  of Disposals:
    Accounts Receivable                         48,392          (    5,077)
    Inventory                                   47,545          (  126,545)
    Other Current Assets                       218,997          (  272,623)
    Other Assets                                                (    3,528)
    Deposits                                (  166,168)
    Accounts Payable                                                67,033
    Accrued Liabilities                                          1,415,174
    Increase in Post Petition Payables         636,660
    Increase in Post Petition Accrued
     Liabilities                               219,618
    Decrease in Accrued Stock Compensation  (1,526,932)
                                           -----------          ----------
      Net Cash Used in
       Operating Activities                 (2,556,207)         (3,781,105)
                                           -----------          ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash Paid for Investment in
  Subsidiaries                                                  (  199,471)
  Capital Expenditures                      (  162,324)         (1,901,870)
                                           -----------          ----------
      Net Cash Used in Investing
       Activities                           (  162,324)         (2,101,341)
                                           -----------          ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank Overdraft                                                (   31,944)
  Proceeds from Short-Term Debt                175,000             763,444
  Principal Payments on Long-Term Debt      (   10,758)         (   66,505)
  Principal Payments on Short-Term Debt     (   21,821)         (   26,044)
  Stockholders Advances                     (  214,729)         (  602,695)
  Stockholder Repayments                       184,553             309,023
  Proceeds from Issuance of Common Stock     2,153,020           5,583,206
  Proceeds from Issuance of Preferred Stock    410,000
                                           -----------          ----------

    Net Cash Provided by
    Financing Activities                     2,675,265           5,928,485
                                           -----------          ----------

NET INCREASE (DECREASE) IN CASH             (   43,266)             46,039
CASH AT BEGINNING OF YEAR                       53,746               7,707
                                           -----------          ----------

CASH AT END OF YEAR                        $    10,480         $    53,746
                                            ==========          ==========



             STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               For the Years Ended September 30, 2001 and 2000

                                               2001                2000
                                            ----------          ----------
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:

Cash Paid during the Year for
 Interest                                  $    23,706         $    24,836
                                            ==========          ==========
SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

Property Acquired by Long-Term Note        $                   $ 2,125,000
                                            ==========          ==========

Equipment Acquired by Capital Lease        $                   $   556,000
                                            ==========          ==========

Stock Issued for Acquisitions              $                   $  $ 36,667
                                            ==========          ==========

Stock Issued for Debt Repayment            $   579,538         $    85,097
                                            ==========          ==========

Stock Issued for Receivables               $                   $   381,443
                                            ==========          ==========

Stock Issued for Payments on
 Accounts Payable                          $                   $   213,519
                                            ==========          ==========

Stock Issued for Payment on Accrued
 Liabilities                               $                   $   444,126
                                            ==========          ==========

Property Surrendered for Debt Repayment    $                   $   130,040
                                            ==========          ==========
Net Assets Exchanged for Unconsolidated
 Investee                                  $   135,660         $
                                            ==========          ==========
Preferred Stock Surrendered for Common
 Stock                                     $   240,000         $
                                            ==========          ==========

SUPPLEMENTAL SCHEDULE OF REORGANIZATION EXPENSES:

Professional Fees                          $    67,746
                                            ==========          ==========


The Accompanying Notes are an Integral Part of These Consolidated
Financial Statements


STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND 2000


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

On March 31, 2001, the Company suspended operations in all subsidiaries except Chronicle Commercial Printing. On April 6, 2001, Stampede Worldwide, the parent corporation, filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court. The subsidiaries of the Company have not filed for bankruptcy protection.

Since the filing of the petition for relief under Chapter 11, the Company has applied the provisions of Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Consequently, transactions and events that are directly associated with the reorganization are separately presented from the normal operations of the business in the consolidated financial statements.

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

Cash Equivalents

For purposes of financial statement presentation, the Company considers all highly liquid instruments with maturity from the date of purchase of three months or less to be cash equivalents. The Company holds no such instruments at September 30, 2001 and 2000.

Accounts Receivable

The Company grants unsecured credit to its customers for terms of 10 to 60 days. Bad debts are reported using the allowance method.

Inventory

Inventories are recorded at the lower of cost (first-in, first-out) or market. Inventories consist principally of paper and printing supplies.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives ranging from 5 to 40 years. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND 2000


NOTE 1:      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
              POLICIES       (CONTINUED)

Intangibles

Intangible assets consist of Goodwill and are amortized using the straight-line method over 20 years.

Advertising Costs

Advertising costs are charged to operations in the year incurred and totaled $742,743 and $1,168,365 for the years ended September 30, 2001 and 2000, respectively.

Deferred Tax Assets and Liabilities

Deferred income taxes are the result of the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is provided against deferred income tax assets in circumstances where management believes recoverability of a portion of the asset is not reasonably assured.

Earnings (Loss) per Share

Basic net earnings (loss) per common share is computed by dividing the net earnings (loss) by the weighted-average number of common shares outstanding during the reporting period. Common stock equivalents have not been included in the computation for these periods because their inclusion would be anti-dilutive. Diluted earnings per share are computed to include potential dilution from the exercise or conversion of securities, such as stock options or warrants, into common stock. Because the effect of including these securities is anti-dilutive, they have been excluded from the computation and the diluted loss per share is equal to the basic loss per share.

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

Fair Value of Financial Instruments

At September 30, 2001 and 2000, the fair values of cash and cash equivalents, accounts receivable, and accounts payable approximate the carrying value due to their short-term nature. The fair value of debt is estimated at its carrying value based upon current rates available to the Company.


STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND 2000


NOTE 2:      GOING CONCERN

Although the consolidated financial statements have been prepared on a Going concern basis, the conditions leading to the Chapter 11 filing raise substantial doubt about the Company's ability to continue as a going concern. The Company has recorded substantial losses since inception and current liabilities exceed current assets by $1,582,312 at September 30, 2001. The Company has not generated positive cash flows from operations since inception and has discontinued operations of all subsidiaries except Chronicle Commercial Printing. Additionally, the Company has been unable to meet its obligations as they become due. The ability of the Company to continue as a going concern is dependent on its ability to reverse negative operating trends, successfully implement its plan of reorganization and raise additional investment capital.

The Company's plan of reorganization was approved by the Bankruptcy Court in November, 2001 (Note 15). Management has discontinued operations of all subsidiaries except Chronicle Commercial Printing and is seeking to raise capital through mergers and spin-offs or sale of its subsidiaries. During the year ended September 30, 2001, the Company completed a reverse merger of its i-Academy subsidiary into Specialized Solutions, Inc.. However, there can be no assurance that the Company will be able to improve operating results, implement its plan of reorganization or raise investment capital sufficiently to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or to the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

NOTE 3:      ACQUISITIONS AND DISPOSALS

On August 8, 2001, the Company exchanged all of the stock of i-Academy, Inc., a wholly owned subsidiary of Stampede Worldwide, Inc., for 3,500,000 shares of the common stock of Specialized Solutions, Inc., representing a 40% interest. The investment in Specialized Solutions, Inc. is accounted for using the equity method. Undistributed earnings of Specialized Solutions, Inc. included in retained earnings for the year ended September 30, 2001 amounted to $22,479.

During March 2000, the Company purchased ETA Internet Solutions through its subsidiary Stampede Network, Inc. for 741 shares of the Company's common stock and $199,471 cash. The total cost of the transaction was $236,138, which exceeded the fair value of the net assets acquired by $187,167. The excess was allocated to goodwill to be amortized on a straight-line basis over 20 years. During March 2001, Stampede Network discontinued operations, resulting in a write off of goodwill in the amount of $173,129.

During January 1999, the Company acquired Bartow Communications, Inc., a real estate publisher in the Washington, D.C. area, for 833 shares of common stock. The total cost of the acquisition was $14,062, which exceeded the fair value of the net assets acquired by $214,814. The excess was allocated to goodwill to be amortized on a straight-line basis over 20 years. In July 2000, the Company's subsidiary Chronicle Commercial Printing, Inc. ceased publication of the real estate magazines published by Bartow Communications and returned the operations to the former owner in a transaction resulting in a net gain of $34,087 to the Company. The net gain includes write off of goodwill related to the acquisition of $198,712.


STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND 2000


NOTE 4:      PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

Property and Equipment, at cost, consist of the following:

                                      2001                     2000
                                   ---------                ---------

       Building and Improvements  $2,545,954               $2,458,125
       Machinery and Equipment       510,265                1,190,915
       Furniture and Fixtures        304,116                  330,574
       Computers and Software        478,512                  602,372
                                   ---------                ---------
          Total                    3,838,847                4,581,986
    Less, Accumulated Depreciation ( 355,434)               ( 124,239)
                                   ---------                ---------

      Net Property and Equipment  $3,483,413               $4,457,747
                                   =========                =========

Depreciation expense for the years ended September 30, 2001 and 2000 was $385,178 and $160,548, respectively.

Intangible Assets, at cost, consist of the following:
                                       2001                     2000
                                   ---------                ---------

 Goodwill                         $   45,000               $  187,167
 Other                                                         52,500
                                   ---------                ---------
    Total                         $   45,000               $  239,667
Less, Accumulated Amortization      (  3,375)                (  5,805)
                                   ---------                ---------

 Net Intangible Assets            $   41,625               $  233,862
                                   =========                =========

Amortization expense for the years ended September 30, 2001 and 2000 was $11,890 and $22,231, respectively.


NOTE 5:      LIABILITIES NOT SUBJECT TO COMPROMISE

      Short-Term Notes consist of the following:

                                      2001                     2000
                                   ---------                ---------
Loans payable to individuals;
 unsecured; Bearing interest
 at various rates with various
 repayment terms.                 $                        $   56,732

Note payable; secured by a first
 Priority security interest in
 76.3444 shares of Convertible
 Preferred Stock Series A bearing
 interest at 6.75%; due
 September 19, 2001.                                          763,443

Note Payable; secured by a first
 security priority interest in
 750,000 shares of Chronicle
 Commercial Printing common stock;
 bearing interest at 10%; due
 December 31, 2001.                  150,000


STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND 2000


NOTE 5:      LIABILITIES NOT SUBJECT TO COMPROMISE (CONTINUED)

                                      2001                     2000
                                   ---------                ---------
Note Payable to individual; unsecured;
 bearing interest at 13%; due
 August 10, 2002.                     23,180
                                   ---------                ---------

     Total Short-Term Notes       $  173,180               $  820,175
                                   =========                =========

      Long-Term Liabilities consist of the following:

Loans payable to individuals;
 unsecured; bearing interest
 at various rates with various
 repayment terms.                 $   20,000               $   20,000

Note payable; secured by mortgage
 and security agreement on property;
 entire amount in default; note
 modification announced in open
 court; interest raised from 6.51%
 to default rate of 10.51%;
 principal payments made during
 the year reclassed as rent;
 $1,000,000 payment due on
 December 20, 2001 whereby the
 restructured mortgage will take
 effect; 24 monthly payments of
 $25,000 plus accrued interest
 with a final balloon payment due
 on December 1, 2003.              2,125,000                2,125,000

Capitalized Lease on Equipment;
 monthly payments of $12,089,
 including interest at 11%;
 lease expires April 1, 2005.
 Balance of $483,123 plus interest
 terminated upon lease conversion.                            493,881
                                   ---------                ---------
     Total                         2,145,000                2,638,881

Less, Current Maturities            (852,022)                (252,877)
                                   ---------                ---------
Net Long-Term Liabilities         $1,292,978               $2,386,004
                                   =========                =========


The aggregate annual maturities of long-term liabilities are as follows:

              YEAR ENDING SEPTEMBER 30,          AMOUNT

                       2002                   $  852,022
                       2003                      300,000
                       2004                      992,978
                                               ---------

                             TOTAL            $2,145,000
                                               =========


STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND 2000


NOTE 6:      LIABILITIES SUBJECT TO COMPROMISE

Liabilities Subject to Compromise refers to liabilities of the parent corporation incurred prior to the commencement of the Chapter 11 Case. These liabilities consist primarily of amounts outstanding under short-term notes, accounts payable and other accrued expenses. These amounts represent the Company's estimate of known or potential claims to be resolved in connection with the Chapter 11 Case. Such claims remain subject to future adjustments. Adjustments may result from (1) negotiations; (2) actions of the Bankruptcy Court; (3) further development with respect to disputed claims; (4) future rejection of executory contracts; (5) the determination as to the value of any collateral securing claims; (6) proofs of claims; or (7) other events.

Liabilities subject to compromise under the reorganization consist of The following:

Note Payable, 6.75%, secured by a first
 priority interest in 76.3444 shares of
 Convertible Preferred Stock Series A           $  168,906

Loans payable to individuals, interest at
 various rates, unsecured                           51,731

 Trade Accounts Payable                            679,806

 Accrued Interest                                   12,226

 Tax Claims                                          2,524
                                                 ---------

     Total                                      $  915,193
                                                 =========

NOTE 7:      INCOME TAXES

The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company's financial statements or tax returns. The Company currently has substantial net operating loss carryforwards that may be applied against future income. These losses create a deferred tax asset at September 30, 2001 and 2000.
The Company has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization.

                                      2001                     2000
                                   ---------                ---------
Deferred Tax Assets Resulting from
 Net Operating Losses             $2,040,283               $2,065,579
Less, Valuation Allowance         (2,040,283)              (2,065,579)
                                   ---------                ---------

Net Deferred Tax Assets           $        0               $        0
                                   =========                =========

The Internal Revenue Code contains provisions which may limit the net operating loss carryforward available for use in any given year if significant changes in ownership interest in the Company occur.


STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND 2000


NOTE 7:      INCOME TAXES (CONTINUED)

The loss carryforwards expire as follows:

              YEAR OF EXPIRATION                 AMOUNT

                      2011                     $  68,424
                      2012                       771,272
                      2013                     1,381,843
                      2014                     2,718,727
                      2015                     7,326,283
                      2016                     4,966,824
                                              ----------
                                             $17,233,373
                                              ==========

NOTE 8:      SEGMENT REPORTING

The Company's reportable business segments are strategic business units that Offer distinctive products and services that are marketed through different channels. They are managed separately because of their unique technology, marketing and distribution requirements.

During the year ended September 30, 2000, the Company had three reportable segments: Commercial Printing, Computer Equipment Sales and Information Technology Solutions. The Commercial Printing segment provided complete commercial web press printing services. The Computer Equipment Sales segment provided a full line of computer hardware, software, network products and peripheral equipment. The Information Technology Solutions segment provides a full range of Internet solutions, including creation, planning and design of Web sites, intranets, extranets and custom internet-enabled application software. During the year ended September 30, 2001, the Company discontinued operations of all segments except Commercial Printing. Revenues from discontinued segments were $252,950 for the year ended September 30, 2001.

The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies.
Management evaluates segment performance based on segment profit and loss before income taxes and nonrecurring gains and losses.

A summary of the Company's segmented information for the year ended September 30, 2001 is as follows:

                                             Commercial
                                              Printing
                                             ----------

        Net Sales to Unaffiliated Customers   1,581,982

        Interest Expense                         24,199

        Depreciation and Amortization           130,417

       Segment Profit (Loss)                (   548,069)

       Segment Assets                           430,657


STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND 2000


NOTE 8:      SEGMENT REPORTING (CONTINUED)

A summary of the Company's segmented information for the year ended September 30, 2000 is as follows:

                         Segments
            Commercial     Computer      Information      Consolidated
             Printing  Equipment Sales  Technology  Other    Totals
            ---------- ---------------  ----------- ----- ------------
Net Sales to
 Unaffiliated
  Customers  $1,026,120    $456,045     $148,365   $44,280 $1,674,810

Interest
 Expense         99,129                                        99,129

Depreciation and
 Amortization    91,603       2,565        7,143        29    101,340

Segment
 Profit
 (Loss)      (  338,650) (  283,054)  (  363,038)   39,026 (  945,716)

Segment
 Assets       1,174,513      80,879      182,115    56,743  1,494,250

Expenditures
 for Segment
 Assets         958,920      69,617      131,845    14,629  1,175,011

Reconciliation of Segment Information to Consolidated Amounts:


Information for the Company's reportable segments relates to the enterprise's consolidated totals as follows:

                                        2001                 2000
                                        ----                 ----
Revenues
Total Revenues for Reportable
 Segments                           $1,581,982          $ 1,674,810
                                     ---------            ---------
Total Consolidated Revenues          1,581,982          $ 1,674,810
                                     =========            =========
Profit or Loss
Total Profit or Loss for
 Reportable Segments                (  551,509)         $(  945,716)
Other Income (Expense)              (  158,281)          (  594,075)
General Corporate Expenses          (3,304,422)          (6,107,424)
                                     ---------            ---------
Net Loss from Continuing Operations (4,014,212)         $(7,647,215)
                                     =========            =========
Assets
Total Assets for Reportable
 Segments                          $   430,657          $ 1,494,250
General Corporate Assets not
 Attributed to Segments              3,608,255            4,379,089
                                     ---------            ---------
Total Consolidated Assets          $ 4,038,912          $ 5,873,339
                                     =========            =========


STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND 2000


NOTE 9:      RELATED PARTY TRANSACTIONS

During the years ended September 30, 2001 and 2000, a member of the Board of Directors provided legal services in the amounts of $0 and $135,196, respectively.

The Company leases building space to Specialized Solutions, Inc. under three leases which expire in 2004. The aggregate monthly payment is $8,954. Lease income amounted to $2,787 for the year ended September 30, 2001.

The Company has made advances to its President and majority stockholder. The Company holds a note receivable for these advances. The note bears interest at 7%, and there are no specified repayment terms for the principal balance. The balances of these advances, less the amounts repaid, are as follows:

                                          2001                2000

        Advances to Stockholder         $569,668            $596,756
        Less, Provision for Losses      (569,668)
                                         -------             -------
   Net Advances to Stockholder          $      0            $596,756
                                         =======            $=======

During the year ended September 30, 2001, the entire balance was determined to be uncollectible and written off to bad debts.

NOTE 10:      STOCK OPTIONS

The Company issues stock options to its officers and directors as compensation for their services. The Company has elected to account for these stock options using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation expense is measured as the excess of the quoted market price of the stock over the option price on the measurement date and charged to the period in which the related services are performed. Compensation charged to operations amounted to $0 and $2,066,525 for the years ended September 30, 2001 and 2000, respectively. The Company recognized a gain of $1,526,932 for the year ended September 30, 2001 from the decline in market price of outstanding stock options.

FASB Statement No. 123 requires pro forma disclosure of information regarding net income and earnings per share determined as if the Company has accounted for these stock options using the fair value method of that Statement. The pro forma information for September 30, 2001 and 2000 is as follows:

                                           2001                2000

       Pro Forma Net Loss             $(4,981,824)        $(6,937,757)
                                        =========           =========
       Pro Forma Net Loss
        per Common Share             $(     2.23)         $(    19.85)
                                       =========            =========

The estimated fair value of these stock options was calculated using the Black-Scholes option pricing model. The weighted-average fair value of the options at their grant date and the assumptions used in the models are as follows:

     Weighted-Average Fair Value                        $  .53
     Risk-Free Interest Rate                              6.26%
     Dividend Yield                                          0
     Volatility Factor of Expected Market Price           3.22
     Weighted-Average Expected Life                          1


STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND 2000


NOTE 10:      STOCK OPTIONS (CONTINUED)

A summary of the Company's stock option activity and related information is as follows:

                          2001                                   2000

                      Weighted-Average                Weighted-Average
                       Exercise Price                  Exercise Price
               Options         Per Share       Options       Per Share

Outstanding,
October 1         4,268,250         $.18           281,273        $.60
Granted                                          5,030,949         .20
Exercised                                       (1,043,972)        .42
                  ---------                      ---------
Outstanding,
 September 30     4,268,250         $.18         4,268,250        $.18
                  =========                      =========

All shares outstanding at September 30, 2001 are exercisable at prices ranging from $.16 to $.27 with a weighted-average remaining contractual life of three years.

NOTE 11:      CAPITALIZATION

In January 2000, the Company amended its articles of incorporation to authorize 100,000,000 shares of common stock with a par value of $.001. In February 2000, the Company amended its articles of incorporation to authorize 10,000,000 shares of preferred stock, with rights and privileges to be determined by the Board of Directors.

Common stock receivable represents an amount due to the Company for shares issued and outstanding at year-end. The Company holds a note receivable from its President for shares issued in connection with the exercise of stock options. The note bears interest at 7% and there are no repayment terms specified for the principal balance. During the year ended September 30, 2001, the entire balance was determined to be uncollectible and expensed to bad debts.

On November 13, 2000, the Board of Directors authorized a five-to-one reverse stock split. Subsequently, management determined that approximately sixty-one million shares of common stock, which sold for an approximate aggregate price of $4,150,000 following the November 13, 2000 reverse stock split, exceeded the Company's authorized shares under state law. Florida law requires written notice to stockholders of a reverse split within thirty days, which was not given, and stockholder approval for the Company to maintain its previously authorized one hundred million shares of common stock following the reverse split, which was not obtained. Further, one director failed to provide written consent to the reverse split, as required by law. The Company filed for protection under Chapter 11 of the United States Bankruptcy Code in April 2001, seeking ratification of the authorization of the shares sold. In November 2001, the Bankruptcy Court approved the authorization of 300,000,000 shares of common stock and a thirty-to-one reverse split. All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the stock spilt.

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

STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND 2000


NOTE 11:      CAPITALIZATION (CONTINUED)

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


NOTE 12:      COMMITMENTS AND CONTINGENCIES

On October 11, 2001, the Company modified the terms of its $2,125,000 mortgage note pursuant to an agreement approved by the Bankruptcy Court. The modification increased the interest rate from 6.51% to 10.51%. The agreement requires a payment of $1,000,000 on December 20, 2001 and monthly payments of $25,000 commencing January 1, 2002. The Company did not make the required payment and is in default of the modified agreement.

In June 2001, the Company modified the terms of its 11%, $556,000 capital lease pursuant to an agreement approved by the Bankruptcy Court. The amended lease agreement does not meet the criteria to be recorded as a capital lease, therefore a loss of $107,788 has been recognized on the conversion. The modified agreement, an operating lease, requires five monthly payments at $7,500, then five monthly payments at $10,000 commencing on August 1, 2001. The Company has failed to make the required payments and the Court has granted the lessor relief from stay under the Chapter 11 filing.

In connection with the Chapter 11 filing, Tampa Bay Buccaneers, L.P. has asserted a claim for $1,003,345 which is contested by the Company. The matter is scheduled for trial on February 20, 2002. Any adjustments that might result from the resolution of this matter have not been reflected in the financial statements.

The Company issued 20 shares of Series A preferred stock for collateral as third-party guarantor on notes payable in the amount of $200,000. The notes mature on March 8, 2002.

The Company leased various office equipment under operating leases with terms of less than one year. Rent expense for these leases amounted to $21,388 and $18,852 for the years ended September 30, 2001 and 2000, respectively.


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


STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND 2000


NOTE 14:      EXTRAORDINARY GAINS

During the year ended September 30, 2001, the Company paid $41,772 to stockholders for losses on their investment in the Company and legal fees incurred in release of future claims. The stockholders' claim related to the fault in the Company's authorized shares and the five-to-one reverse merger of November 2000.

During the years ended September 30, 2001 and 2000, the Company was able to negotiate the settlement of certain debts that were in default for less than their carrying values. These transactions resulted in a gain from forgiveness of debt of $260,486 and $201,678 for the years ended September 30, 2001 and 2000,respectively.

In September 1998, the Company acquired Bright-Now, Inc., a printing Company located in Tampa, Florida, in a business combination accounted for as pooling-of-interests. In November 1999, Bright-Now, Inc. filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In February 2000, the case was converted to Chapter 7 liquidation. Operations ceased and the assets of Bright- Now, Inc. were distributed to its creditors. The liquidation resulted in a net gain from disposal of a subsidiary acquired in a pooling-of-interests of $1,116,988 for the year ended September 30, 2000.


NOTE 15:      PLAN FOR REORGANIZATION UNDER CHAPTER 11

On April 6, 2001, the Company's parent corporation, Stampede Worldwide, Inc. (the Debtor) filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, Case No. 01-6240-8G1. The filing was made necessary by the insolvency of the Company due to the failure of its Internet, information technology and computer resale subsidiaries and the inadvertent issue of common stock that was not properly authorized under governing state law. The subsidiaries of the Company have not filed for bankruptcy protection.

Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions are stayed while the Debtor continues business operations as Debtor-in-possession. These claims are reflected in the September 30, 2001 Balance Sheet as "Liabilities Subject to Compromise." Additional claims may arise resulting from the determination by the court of allowed claims for disputed amounts. Claims secured against the Debtor's assets are also stayed although the holders of such claims may ask the Court for relief from the stay. Secured claims are secured primarily by liens on the Company's property and equipment.

The Bankruptcy Court has approved payment of certain pre-petition obligations, including employee wages, and retention of legal counsel and financial professionals. As a debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. The Company has attempted to notify all known or potential creditors of the Chapter 11 filing for the purpose of identifying all pre-petition claims.

On November 9, 2001, the Bankruptcy Court entered its order confirming the Company's plan of reorganization. The plan provides for full payment to secured creditors. Unsecured creditors will be issued 3,000,000 shares of common stock of the reorganized corporation on a pro rata basis in satisfaction of their claims. Preferred stockholders will be issued 500,000 shares of common stock to be divided on a pro rata basis in satisfaction of their claims as preferred stockholders.


STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND 2000


NOTE 15:      PLAN FOR REORGANIZATION UNDER CHAPTER 11 (CONTINUED)

The plan approves a thirty-to-one reverse stock split and cancellation of the shares of holders of less than 100 shares after the split. A dividend of 2,500,000 shares of Specialized Solutions, Inc. common stock is to be distributed to Stampede Worldwide, Inc. common stockholders.

Condensed Financial Statements for Stampede Worldwide, Inc. as of
September 30, 2001, which is operating under Chapter 11, are as follows:

Balance Sheet

Current Assets                           $    59,733
Property and Equipment                     3,172,770
Other Assets                                 207,793
Investments                                  113,182
Due from Affiliates                        2,463,304
                                           ---------
Total Assets                             $ 6,016,782
                                           =========

Current Liabilities                      $ 1,311,514
Long-Term Debt                             1,272,978
Liabilities Subject to Compromise            915,193
                                           ---------

Total Liabilities                          3,499,685
                                           ---------

Preferred Stock                              170,000
Common Stock                                  81,408
Additional Paid in Capital                18,542,548
Retained Earnings                        (16,276,859)
                                          ----------

Stockholders' Equity                       2,517,097
                                          ----------
Total Liabilities and Stockholders'
 Equity                                  $ 6,016,782
                                          ==========
Income Statement

Operating Expenses                      $( 3,304,422)

Other Expenses                           (   162,394)

Other Income                                   3,767

Loss on Discontinued Operations          (   173,129)

Reorganization Expenses                  (    67,746)

Extraordinary Gain                           127,279
                                          ----------
Net Loss                                $( 3,576,645)
                                          ==========


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The names, ages and terms of office of directors and executive officers of the Company are set forth in the following table:

Name                   Age      All positions with Company    Director
                                                               since
----------------------------------------------------------------------
John V. Whitman, Jr.   43          Director and President        1996
Jackson L. Morris      57          Director, General Counsel
                                        and Secretary            1996
Winston D. Carlee, Jr. 39          Chief Financial Officer       n/a
James W. Boggs*        61          Director                      2000
Sally I. McFolling*    48          Director                      2000
Donald D. Clark*       43          Director                      2000

*Resigned effective April 3, 2001.

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

Jackson L. Morris, Esq., a director and general counsel of the Company since inception and corporate secretary since August 23, 1998, is an attorney in private practice since 1975. Mr. Morris' law practice is primarily in the areas of general corporate, securities and contract law. Mr. Morris is a member of The Florida Bar, The State Bar of Georgia (inactive) and The District of Columbia Bar. He is admitted to practice before the United States Tax Court and Supreme Court of the United States of America. Mr. Morris earned a B.A. degree in economics (1966) and a Juris Doctor degree (1969) from the Emory University in Atlanta, Georgia and a L.L.M. degree in federal taxation
(1974) from Georgetown University Law Center. The U.S. Securities and Exchange Commission had brought a civil suit against Mr. Morris and others alleging that he sold 50,000 shares common stock in violation of the registration requirements of the Securities Act. Mr. Morris received the shares as compensation for services rendered in connection with a shell company reverse merger and pursuant to a legal opinion that the shares were not restricted. The suit sought an injunction and penalty against Mr. Morris.

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

James W. Boggs had been a director of the Company since September 2000. He was a member of the Audit Committee. For the past fifteen years, Mr. Boggs has owned and operated Swiss Chalet Travel Agency & Gift Shop and the Tampa Bay Visitors Information Center, both in Tampa, Florida. Mr. Boggs has served as president of several chambers of commerce and a director of the Florida Jaycees. He resigned as a director on April 3, 2001.

Sally I. McFolling had been a director of the Company since September 2000. She was a member of the Audit Committee. Ms. McFolling is the Tampa Division President of David Weekly Homes. She joined the David Weekly Homes organization in 1994, serving as its Orlando Sales Consultant and later as Sales Coach/Manager for Florida markets. She earned a B.S. degree (1975)in biology from Wesleyan College in Macon, Georgia. She resigned as a director on April 3, 2001.

Donald D. Clark, had been a director of the Company since September 2000. He was a member of the Audit Committee. Mr. Clark has practiced law for more than the past five years. He is presently employed by Brown Clark, attorneys in Sarasota, Florida, of which he is a founding member. Brown Clark employs 10 attorneys. Mr. Clark practice includes construction, surety, lien, commercial, condominium and condemnation law. Mr. Clark is a member of the Florida Bar and is admitted to practice U.S. District Court for the Middle District of Florida and the Eleventh Circuit Court of Appeals. Mr. Clark earned a B.S. degree (1981) in finance from the University of Florida and a Juris Doctor degree (1985) from Mercer University School of Law in Macon, Georgia. He resigned as a director on April 3, 2001.

Item 10. Executive Compensation:

The following table sets forth the compensation paid during the three fiscal years ended September 30, 2001 to Mr. Whitman, as the Company's chief executive officer.

                                                        Securities
                  Fiscal                                underlying
Name               Year    Salary      Bonus    Other     options
---------------   ------  --------     -----    -----    ----------
John V. Whitman, Jr.1999  $175,000   $1,144,291$  0       534,164* (2)
  Chairman of the   2000  $175,000(1)$1,813,236$  0     4,198,860* (2)
  Board and         2001  $175,000(1)$   0     $569,668(4)      0* (3)
  President

(1) Mr. Whitman's salary includes for the year ended September 30, 2001 and 2000,$60,500 and $36,000 in cash salary, respectively and a $114,500 and $139,000 reduction in Receivable due from Shareholder.
(2) The Company granted an evergreen option to Mr. Whitman in May 1998 which enabled Mr. Whitman to maintain approximately 21.805 percent of the Company's stock at all times, subject to exercise of the option from time to time. The exercise price during the respective years following date of grant is a percentage of the average bid and asked quotation (or closing price) on the day prior to exercise, as follows: twelve months beginning May 1998 - 20%; second twelve months - 30%; third twelve months - 40%; and, thereafter -
50%. Mr. Whitman agreed to termination of this option on September 30, 2000 with respect to any shares to which it might entitle him after the termination date. At September 30, 2000, the maximum number of shares Mr. Whitman is entitled to purchase under the options is 3,549,844*. The options expire on September 30, 2003.
Mr. Whitman has exercised stock options during the twelve months ended September 30, 2000, as follows:
(3) Subsequent to the fiscal year ended 2001, the options were surrendered to the Company by Mr. Whitman as part of the plan of reorganization approved by the bankruptcy court on November 9, 2001.

(a) 649,016* shares of common stock on January 28, 2000, at an exercise price of $.60* per share and with a fair market value at the time of exercise of $1.13.
(b) 206,691* shares of common stock on October 15, 1999 at an exercise price of $.57 per share and with a fair market value at the time of exercise of $1.90.
(4) Other compensation represents due from shareholders amounts that were written-off for the year ended September 30, 2001.

*Adjusted for the share combination pursuant to a court order under the plan of reorganization.

Certain Transactions With Management And Others

The Company makes advances to and receives advances from Mr. Whitman its President and Chief Executive Officer in the normal course of business. The amount of these advances due to the Company approximates $0 and $596,766 at September 30, 2001 and 2000, respectively. For the fiscal year ended 2001, the Company deemed the advances uncollectible and has written it off as a bad debt. Previously, the Company held a note receivable for these advances. The note had a stated interest rate of 7% and there were no specified repayment terms for the principal balance. Also, the Company held a note receivable from its President for shares issued in connection with the exercise of stock options. The note had a stated interest rate of 7% and had no repayment terms specified for the principal balance. The Company also deemed this note has being uncollectible and has written it off as a bad debt for the year ended September 30, 2001.

During the fiscal year ended 2000, Mr. Morris exercised his options for 113,683* shares of common share and with a fair market value at the time of exercise of $1.20. On October 15, 1999, he exercised his options for 74,582* shares of common stock at an exercise price of $.95 and with a fair market value at the time of exercise of $1.90. Mr. Morris was granted options in August 1998 which entitled him to maintain five percent of the Company's issued and outstanding commons stock at any time. The exercise price is one half of the average bid and asked quotations on the date of exercise. Mr. Morris agreed to termination of this option on September 30, 2000 with respect to any shares to which it might entitle him after the termination date. At September 30, 2000, the maximum number of shares Mr. Morris was entitled to purchase under the options was 23,947*. Subsequent to the fiscal year ended 2001, the options were surrendered to the Company by Mr. Morris as part of the plan of reorganization approved by the bankruptcy court on November 9, 2001.

In February 2001, the Company issued 8,333* common shares to Winston
D. Carlee, Jr. as an performance bonus for his actions as Chief
Financial Officer.

*Adjusted for the share combination pursuant to a court order under the plan of reorganization.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The names of directors and officers and the name of each person who owns legally and beneficially more than five percent of the Company's issued and outstanding common stock at the date of this filing, the address of each such person, the number of shares which each owns and the percentage of the common stock represented by such shares (assuming in each case the exercise of Common Stock Purchase Options held by all such persons), before and after the Offering (assuming all Shares are sold) is set forth in the following table.

All ownership is both legal and beneficial unless otherwise indicated and includes shares subject to the exercise of common stock purchase options. See "Selling Stockholders".

                         Number of Shares
                          Before sale of            %
Name                          Shares*            Ownership
---------------------    ----------------        ---------
James Boggs (1)                    667             (1)
Winston D. Carlee, Jr. (1)       8,333             (1)
Donald D. Clark (1)                667             (1)
Sally McFolling (1)                667             (1)
Jackson L. Morris (1)           33,619             1.24
John V. Whitman, Jr. (2)(3)     23,967             (1)
All directors and officers
as a group  (7 persons)         67,920             2.50

(1)Less than one percent
(2) The address of all directors and officers is the address of the Company.
(3) Mr. Whitman Shares legal ownership of 3,208* shares, as adjusted, with his wife.

*Adjusted for the share combination pursuant to a court order under the plan of reorganization.

Item 12. Certain Relationships and Related Transactions.

See Item 10, above, and Notes 9 and 11 to the Financial Statements included elsewhere herein for advances made and subsequently written-off by the Company to Mr. Whitman, its President and Chairman.

During the years ended September 30, 2001 and 2000, Jackson Morris, a member of the Board of Directors provided legal services in the amounts of $0 and $135,196, respectively.

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

Stampede Worldwide, Inc.
By: /s/ John V. Whitman, Jr.
Date signed:  January 11, 2002
President and Chief Executive Officer


Signature                    Capacity in which signed:        Date signed:
---------------------------- ------------------------         ------------

/s/ John V. Whitman, Jr.           Director,
John V. Whitman, Jr.        Chief Executive Officer,       January 11, 2002

/s/ Winston D. Carlee, Jr.      Chief Financial Officer    January 11, 2002
Winston D. Carlee, Jr.

EXHIBIT INDEX

21  Subsidiaries of the Company


EXHIBIT 21  Subsidiaries of the Company

The Subsidiaries of the Company during the period covered by the related annual report on Form 10-KSB are:

Chronicle Commercial Printing, Inc.

Stampede Network.Com, Inc.

Spiderscape.Com, Inc.

i-Academy, Inc., (As of August 8, 2001, the Company owns less than fifty percent of the issued and outstanding stock of this company.)

Americomp Computers, Inc., a Texas corporation (wholly owned)

EXHIBIT 23  Consent of certifying auditor

EXHIBIT 23.2   CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation by reference of our report dated December 23, 2001 relating to our audits of the September 30, 2001 and 2000 financial statements included in this Form 10KSB, into the Company's previously filed Registration Statements on Form SB-2.


Bella, Hermida, Gillman, Hancock & Mueller

/s/ Bella, Hermida, Gillman, Hancock & Mueller
Plant City, Florida
January 13, 2002