Form 10QSB
period 2001-12-31
STAMPEDE WORLDWIDE INC
filed 2002-02-19
CIK 1044760

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

Yes    X        No
      ---            ---
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, was 6,213,594* shares at February 12, 2002

*Adjusted for the share combination and share distribution to creditors pursuant to a court order under the plan of reorganization.

Transitional Small Business Disclosure Format (check one);

Yes ___ No  X

PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements.

          STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES
                        Balance Sheets
                          (Unaudited)

Assets                                           As of
                                            December 31,2001
                                            ----------------
Current Assets:
  Cash                                        $       76
  Accounts Receivable, Net of Allowance
   Of $30,000                                     87,012
  Inventory                                       54,166
  Other Current Assets                            88,105
                                             -----------
   Total Current Assets                          229,359

Property and Equipment, Net of
 Accumulated Depreciation of $461,434          3,377,413

Other Assets:
  Investments, at Equity                         113,182
  Intangible Assets, Net                          41,062
  Deposits                                       166,168
  Other Assets                                    13,000
                                              ----------
   Total Other Assets                            333,412
                                              ----------
  Total Assets                               $ 3,940,184
                                              ==========
Liabilities and Stockholders' Equity

Current Liabilities:
  Bank Overdraft                             $     9,981
  Short-Term Notes                               168,357
  Current Maturities of
   Long-Term Debt                                852,022
  Accounts Payable                               393,889
  Accrued Payroll Liabilities                    157,776
  Other Accrued Liabilities                      473,399
                                              ----------
   Total Current Liabilities                   2,055,424

Long-Term Liabilities                          1,292,978

Stockholders' Equity:
  Common Stock, $.001 par value,
   300,000,000 Shares Authorized, 6,213,594
   Shares Issued and Outstanding at December
   31, 2001                                         6,214
  Additional Paid in Capital                   19,044,093
  Accumulated Deficit                         (18,458,525)
                                               ----------
   Total Stockholders' Equity                     591,782
                                               ----------
  Total Liabilities and
    Stockholders' Equity                      $ 3,940,184
                                               ==========

See accompanying notes to financial statements

             STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations
                            (Unaudited)
                                            For the three months ended
                                                    December 31,
                                            2001                2000
                                        (Reorganized       (Predecessor
                                           Entity)            (Entity)
                                         ----------          ----------

Sales                                   $   440,328         $   562,957
Cost of Sales                               262,516             519,139
                                         ----------          ----------
Gross Profit                                177,812              43,818
                                         ----------          ----------
Operating Expenses:
  General and Administrative                522,826             708,473
  Interest                                   50,000              51,839
                                         ----------          ----------
   Total Operating expenses                 572,826             760,312
                                         ----------          ----------
Net Loss From Operations                   (395,014)           (716,494)
Other Income                                 44,153
                                         ----------          ----------
Net Loss Before Extraordinary Item         (350,861)           (716,494)
Extraordinary Item:
  Gain on Forgiveness of Debt               902,893
                                         ----------          ----------
Net Income (Loss)                           552,032            (716,494)
                                         ==========          ==========
Net Loss per Share                      $      0.12         $     (0.84)
                                         ==========          ==========
Weighted Average Shares Outstanding       4,598,209             859,118
                                         ==========          ==========

See accompanying notes to financial statements

               STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                               (Unaudited)
                                           For the three months ended
                                                  December 31,
                                            2001                2000
                                        (Reorganized       (Predecessor
                                           Entity)            (Entity)
                                         ----------          ----------
Cash Flows from Operating Activities
  Net Income (Loss)                     $   552,032         $  (716,494)
  Adjustments to Reconcile Net
   Income (Loss) to Net Cash
   Used in Operating
   Activities:
    Extraordinary Item -
      Gain on Forgiveness of Debt          (902,893)
    Depreciation and Amortization           106,000             105,535
    Provision for Losses on Receivables      12,000             (10,500)
    Common Stock Issued for Operations                          262,997
   Changes in Operating Assets and Liabilities:
    Accounts Receivable                       8,011             (94,909)
    Inventory                                                    (1,236)
    Other Current Assets                    (26,250)            100,575
    Other Assets                                563
    Accounts Payable                         78,963             698,863
    Accrued Liabilities                     156,012          (1,240,535)
                                         ----------          ----------
     Net Cash Used in Operating
      Activities                            (15,562)           (895,704)

Cash Flows from Investing Activities

  Capital Expenditures                                         (149,866)
                                         ----------          ----------
   Net Cash Used in
    Investing Activities                                       (149,866)
                                         ----------          ----------
Cash Flows from Financing Activities
  Bank Overdraft                              9,981
  Principal Payments on Debt                 (4,823)            (30,000)
  Stockholders Advances                                         (38,279)
  Proceeds from Issuance of Preferred
   Stock                                                        310.000
  Proceeds from Issuance of Common
   Stock                                                        765,750
                                         ----------          ----------
   Net Cash Provided by
    Financing Activities                      5,158           1,007,471
                                         ----------          ----------
Net increase (decrease) in cash             (10,404)            (28,099)

Cash at Beginning of Period                  10,480              53,746
                                         ----------          ----------
Cash at End of Period                   $        76         $    25,647
                                         ==========          ==========

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Period for
  Interest                              $        -          $    14,109
                                         ==========          ==========
Supplemental Schedule of Noncash Investing and Financing Activities:

  Stock Issued for Debt Repayment       $   912,669         $   163,210
                                         ==========          ==========
See accompanying notes to financial statements

                STAMPEDE WORLDWIDE, INC., AND SUBSIDIARIES
                     Notes to Financial Statements
                              (Unaudited)

Note 1,  Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the results of operations for the periods presented have been included. Operating results for the interim period shown in this report are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB.

Note 2,  Reorganization Under Chapter 11

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

To meet the requirements of the Securities and Exchange Commission, statements of operations and cash flows of the Predecessor Entity at December for the period ended December 31, 2000 are presented as well as the statements of operations and cash flows of the Reorganized Entity for the period ended December 31, 2001. Because these financial statements are those of different reporting entities and are prepared using a different basis of accounting, these financial statements are not comparable.

On November 9, 2001, the Bankruptcy Court entered its order confirming the Company's plan of reorganization. The plan provides for full payment to secured creditors. Unsecured creditors are issued 3,000,000 shares of common stock of the reorganized corporation on a pro rata basis in satisfaction of their claims. Preferred stockholders are issued 500,000 shares of common stock to be divided on a pro rata basis in satisfaction of their claims as preferred stockholders.

The plan approved a thirty-to-one reverse stock split and cancellation of the shares of holders of less than 100 shares after the split. In addition, a dividend of 2,500,000 shares of Specialized Solutions, Inc. common stock is to be distributed to Stampede Worldwide, Inc. common stockholders, after the creditor and preferred shareholder distributions.

Liabilities compromised by the plan are stated at present values of amounts to be paid at December 31, 2001. The gain on the associated forgiveness of debt is presented as an extraordinary item in the statement of operations

Note 3,  Going Concern

The Company has incurred substantial operating losses since inception. Current liabilities exceed current assets by $1,826,065 at December 31, 2001. These factors, combined with the fact that the Company has not generated positive cash flows from operating activities since inception, raise substantial doubt about the Company's ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets of the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Note 4,  Commitments and Contingencies

On October 11, 2001, the Company modified the terms of its $2,125,000 mortgage note pursuant to an agreement approved by the Bankruptcy
Court. The modification increased the interest rate from 6.51% to 10.51%. The agreement requires a payment of $1,000,000 on December
20, 2001 and monthly payments of $25,000 commencing January 1, 2002.
The Company has not made any of the required payments and is in default of the modified agreement.

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

Background:

During the three months period ended December 31, 2001 and 2000, the Company's activities were conducted primarily in its subsidiaries.

During the three months period ended December 31, 2001, the Company's subsidiaries and their respective businesses were as follows:
      Chronicle Commercial Printing, Inc. - commercial web offset printing, which is continuing
      Stampede Network.com, Inc. - web design and hosting, and proprietary database programming, which has been terminated.

During the three months period ended December 31, 2000, the Company's subsidiaries and their respective businesses were as follows:
      Chronicle Commercial Printing, Inc. - commercial web offset printing Stampede Network.com, Inc. - web design and hosting, and proprietary database programming
      Spiderscape.com, Inc. - Internet and catalog based computer hardware and software retailing
      i-Academy, Inc. - technical computer and software training facilities and Stampede Quest, a technology employment placement agency which also operates under the i-Academy subsidiary.

Financial Condition:
-------------------

The Company's financial position, as of December 31, 2001 in contrast to its financial position at December 31,2000, has worsened. The Company's current assets for the three months ended December 31, 2001 decreased by $323,586 and current liabilities decreased by $1,336,630 as compared to the same three-month period ended December 31, 1999. The cash balance decreased by $38,683.
Accounts receivable net of allowances decreased by $154,062. This was due primarily to the closure of the technology subsidiaries as operating units. The result was lower sales and receivable amounts. Inventory and other assets deceased by $143,953. Other assets decreased by a total of $532,490, due primarily to the write-off of a shareholder receivable of $635,035. Accounts payable and accrued liabilities balances decreased by $850,593 as a result of the common stock distribution pursuant to a court order under bankruptcy. Total accounts payable and short-term notes paid through issuance of stock totaled $915,193. Furthermore, bank overdrafts increased to $9,981. Long-term debt decreased by $463,881, primarily from a reclassification of a lease the printing
press from capital to operating.   Stockholders' equity has decreased by
$190,636 from a equity of $782,418 at December 31, 2000 to a balance of $591,782 at December 31, 2001. Overall, the balance sheet has decreased by $1,983,737 from total assets of $5,923,921 at December 31, 2000 to $3,940,184 at December 31, 2001.

Liquidity and Capital Resources:
-------------------------------

Cash and cash equivalents for the period ended December 31, 2001
$76.. The decrease of $10,404 since the year end was due principally to negative operating cash flows.

Cash from operating activities

     Net cash used in operating activities decreased by $870,142 between December 31, 2001 and 2000. The decrease is attributed to an inability to raise equity cash to fund operations, leading to the closure of all subsidiaries except for the commercial printing operation. Cash used in operating activities resulted from an increase in accounts payable and other liabilities of $234,975 and an adjustment to reconcile cash used in operating activities of $902,893 for gain on forgiveness of debt.

Cash from investing activities

No cash was used in investing activities for December 31, 2001.

Cash from financing activities

     Net cash provided by financing activities increased by $5,158 for December 31, 2001. The increase is attributed to a bank overdraft of $9,981, offset by principal repayments on debt of $4,823.

During the quarter ended December 31, 2001, the Company funded all of its working capital needs through operations. For the quarter ended December 31, 2000, the Company funded most of its working capital needs through the sale of common stock.

The Company's working capital ratio improved by $429,564 as of December 31, 2001 when compared to December 31, 2000. This improvement is due primarily to the reduction of accounts payable and short-term debt through the issuance of stock resulting from the Company's plan of reorganization. The Company's current ratio at December 31, 2001 is a negative 1.0:7.9 ratio in contrast to the negative current ratio of 1.0:4.1 at December 31, 2000.

During the current quarter the Company's management has been seeking qualified candidates for reverse mergers to strengthen shareholder value through stock dividends in viable operating companies.

Results of Operations:
---------------------

The Company showed a decrease in revenues for the three months ended December 31, 2001 in the amount of $122,629 or a decrease of 21.7% over the same period for 2000. This was due primarily to the closure of the technology subsidiaries as operating units. Cost of sales decreased by $256,623 for the three months period ended December 31, 2001 versus 2000. Management believes the decreases were the results of less costs of labor in the printing operation when compared to the technology companies labor in the prior year. Additionally, the gross profit margin increased to 40.3% for the three months ended December 31, 2001, in contrast to a gross margin of 7.8% for the same period in 2000.

Net income per common share increased by $0.96 to $0.12 for the quarter ended December 31, 2001 versus $(0.84), as adjusted, for the same quarter of 2000.


PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities.

On November 9, 2001, the Bankruptcy Court entered its order confirming the Company's plan of reorganization. The plan provides for full payment to secured creditors. Unsecured creditors are issued 3,000,000 shares of common stock of the reorganized corporation on a pro rata basis in satisfaction of their claims. Preferred stockholders are issued 500,000 shares of common stock to be divided on a pro rata basis in satisfaction of their claims as preferred stockholders.

The plan approved a thirty-to-one reverse stock split and cancellation of the shares of holders of less than 100 shares after the split. In addition, a dividend of 2,500,000 shares of Specialized Solutions, Inc. common stock is to be distributed to Stampede Worldwide, Inc. common stockholders, after the creditor and preferred shareholder distributions.

For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB, for the year ended September 30, 2000.

Item 3.  Defaults Upon Senior Securities.

On October 11, 2001, the Company modified the terms of its $2,125,000 mortgage note pursuant to an agreement approved by the Bankruptcy
Court. The modification increased the interest rate from 6.51% to 10.51%. The agreement requires a payment of $1,000,000 on December
20, 2001 and monthly payments of $25,000 commencing January 1, 2002.
The Company has not made any of the required payments and is in default of the modified agreement.

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

a)  None

b)  Item 2. Plan of Reorganization, dated November 16, 2001.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stampede Worldwide, Inc. and Subsidiaries
(Registrant)

Date:  February 19, 2002

/s/  John V. Whitman, Jr.
John V. Whitman, Jr., Chairman and Chief Executive Officer

Date:  February 19, 2002

/s/  Winston D. Carlee, Jr.
Winston D. Carlee, Jr., Chief Financial Officer