Form 10KSB/A
period 2001-09-30
STAMPEDE WORLDWIDE INC
filed 2002-04-29
CIK 1044760

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

Jackson L. Morris, Esq., a director and general counsel of the Company since inception and corporate secretary since August 23, 1998, is an attorney in private practice since 1975. Mr. Morris' law practice is primarily in the areas of general corporate, securities and contract law. Mr. Morris is a member of The Florida Bar, The State Bar of Georgia (inactive) and The District of Columbia Bar. He is admitted to practice before the United States Tax Court and Supreme Court of the United States of America. Mr. Morris earned a B.A. degree in economics (1966) and a Juris Doctor degree (1969) from the Emory University in Atlanta, Georgia and a L.L.M. degree in federal taxation (1974) from Georgetown University Law Center. On April 3, 2001, the Securities and Exchange Commission ordered Mr. Morris to cease and desist from violations of Section 5(a) and 5(c) of the Securities Act. The order arose out of Mr. Morris' sale of 50,000 shares of stock in an unrelated issuer which he had received, with an opinion of counsel that the shares were not restricted, as compensation for corporate and contract law services in a reverse merger.

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

During the fiscal year ended 2000, Mr. Morris exercised his options for 113,683* shares of common share and with a fair market value at the time of exercise of $1.20. On October 15, 1999, he exercised his options for 74,582* shares of common stock at an exercise price of $.95, and with a fair market value at the time of exercise of $1.90. Mr. Morris was granted options in August 1998, which entitled him to maintain five percent of the Company's issued and outstanding commons stock at any time. The exercise price is one half of the average bid and asked quotations on the date of exercise. Mr. Morris agreed to termination of this option on September 30, 2000 with respect to any shares to which it might entitle him after the termination date. At September 30, 2000, the maximum number of shares Mr. Morris was entitled to purchase under the options was 23,947*. Subsequent to the fiscal year ended 2001, the options were surrendered to the Company by Mr. Morris as part of the plan of reorganization approved by the bankruptcy court on November 9, 2001.

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