Form 10QSB
period 2002-03-31
STAMPEDE WORLDWIDE INC
filed 2002-05-20
CIK 1044760

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, was 6,213,594* shares at May 13, 2002

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

Assets                                           As of
                                            March 31,2002
                                            --------------
Current Assets:
  Cash                                        $      518
  Accounts Receivable, Net of Allowance
   Of $30,000                                    100,746
  Inventory                                       54,166
  Other Current Assets                           146,383
                                             -----------
   Total Current Assets                          301,813

Property and Equipment, Net of
 Accumulated Depreciation of $494,303          3,344,544

Other Assets:
  Intangible Assets, Net                          40,500
  Deposits                                        16,168
                                              ----------
   Total Other Assets                             56,668
                                              ----------
  Total Assets                               $ 3,703,025
                                              ==========
Liabilities and Stockholders' Equity

Current Liabilities:
  Bank Overdraft                             $     3,651
  Short-Term Notes                               150,000
  Current Maturities of
   Long-Term Debt                              2,145,000
  Accounts Payable                               430,473
  Accrued Payroll Liabilities                    182,036
  Other Accrued Liabilities                      541,349
                                              ----------
   Total Current Liabilities                   3,452,509


Stockholders' Equity:
  Common Stock, $.001 par value,
   300,000,000 Shares Authorized, 6,213,594
   Shares Issued and Outstanding at March
   31, 2002                                         6,214
  Additional Paid in Capital                   19,044,093
  Accumulated Deficit                         (18,799,791)
                                               ----------
   Total Stockholders' Equity                     250,516
                                               ----------
  Total Liabilities and
    Stockholders' Equity                      $ 3,703,025
                                               ==========

See accompanying notes to financial statements

             STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations
                            (Unaudited)
                                            For the three months ended
                                                    March 31,
                                            2002                2001
                                        (Reorganized       (Predecessor
                                           Entity)            (Entity)
                                         ----------          ----------

Sales                                   $   402,469         $   472,422
Cost of Sales                               316,977             428,472
                                         ----------          ----------
Gross Profit                                 85,492              43,950
                                         ----------          ----------
Operating Expenses:
  General and Administrative                 71,754           1,790,399
  Interest                                   60,859              50,562
                                         ----------          ----------
   Total Operating expenses                 132,613           1,840,961
                                         ----------          ----------
Net Loss From Operations                   ( 47,121)         (1,797,011)

Other Expense                              ( 74,954)
                                         ----------          ----------
Net Loss Before Extraordinary Items        (122,075)         (1,797,011)

Extraordinary Items:
  Gain on Forgiveness of Debt                                   153,555
  Loss on Reorganization                   (205,346)
                                         ----------          ----------
Net Loss                                   (327,421)         (1,643,456)
                                         ==========          ==========
Net Loss per Share                      $     (0.05)        $     (0.60)
                                         ==========          ==========
Weighted Average Shares Outstanding       6,213,594           2,704,021
                                         ==========          ==========

See accompanying notes to financial statements

             STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations
                            (Unaudited)
                                            For the six months ended
                                                    March 31,
                                            2002                2001
                                        (Reorganized       (Predecessor
                                           Entity)            (Entity)
                                         ----------          ----------

Sales                                   $   842,797         $ 1,035,379
Cost of Sales                               579,493             947,611
                                         ----------          ----------
Gross Profit                                263,304              87,768
                                         ----------          ----------
Operating Expenses:
  General and Administrative                594,580           2,498,872
  Interest                                  110,859             102,401
                                         ----------          ----------
   Total Operating expenses                 705,439           2,601,273
                                         ----------          ----------
Net Loss From Operations                   (442,135)         (2,513,505)

Other Expense                              ( 30,801)
                                         ----------          ----------
Net Loss Before Extraordinary Items        (472,936)         (2,513,505)

Extraordinary Items:
  Gain on Forgiveness of Debt                                   153,555
  Gain on Reorganization                    697,547
                                         ----------          ----------
Net Income (Loss)                           224,611          (2,359,950)
                                         ==========          ==========
Net Income (Loss) per Share             $      0.04         $     (1.32)
                                         ==========          ==========
Weighted Average Shares Outstanding       5,494,150           1,781,569
                                         ==========          ==========

See accompanying notes to financial statements

               STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                               (Unaudited)
                                           For the six months ended
                                                  March 31,
                                            2002                2001
                                        (Reorganized       (Predecessor
                                           Entity)            (Entity)
                                         ----------          ----------
Cash Flows from Operating Activities
  Net Income (Loss)                     $   224,611         $(2,359,950)
  Adjustments to Reconcile Net
   Income (Loss) to Net Cash
   Provided by (Used) in Operating
   Activities:
    Extraordinary Item -
      Gain on Forgiveness of Debt                              (153,555)
      Gain on Reorganization               (697,547)
    Depreciation and Amortization           139,994             212,445
    Loss on Investment in Unconsolidated
      Investee                              113,182
    Provision for Losses on Receivables                          (5,500)
    Common Stock Issued for Operations                        1,339,063
   Changes in Operating Assets and Liabilities:
    Accounts Receivable                      (5,723)            (95,081)
    Inventory                                                     8,818
    Other Current Assets                    (71,528)             46,742
    Accounts Payable                         74,424             267,502
    Accrued Liabilities                     232,154          (1,427,914)
                                         ----------          ----------
     Net Cash Provided by (Used in)
       Operating Activities                   9,567          (2,167,430)
                                         ----------          ----------

Cash Flows from Investing Activities

  Capital Expenditures                                         (162,914)
                                         ----------          ----------
   Net Cash Used in
    Investing Activities                                       (162,914)
                                         ----------          ----------
Cash Flows from Financing Activities
  Bank Overdraft                                                 43,119
  Principal Payments on Debt                (23,180)            (55,758)
  Stockholders Advances                                        (126,248)
  Proceeds from Issuance of Preferred
   Stock                                                        170,000
  Proceeds from Issuance of Common
   Stock                                                      2,248,020
                                         ----------          ----------
   Net Cash Provided by (Used in)
    Financing Activities                    (23,180)          2,279,133
                                         ----------          ----------
Net decrease in cash                        (13,613)            (51,211)

Cash at Beginning of Period                  10,480              53,746
                                         ----------          ----------
Cash at End of Period                   $    (3,133)        $     2,535
                                         ==========          ==========

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Period for
  Interest                              $       532          $    23,174
                                         ==========           ==========
Supplemental Schedule of Noncash Investing and Financing Activities:

  Stock Issued for Receivables          $        -           $   351,000
                                         ==========           ==========

  Stock Issued for Debt Repayment       $   857,323          $   681,396
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

The U.S. Securities and Exchange Commission requires a reorganized company to be considered as two different reporting entities for financial statement presentation purposes as a pre-reorganization company (Predecessor Entity) and post-reorganization company (Reorganized Entity). The statements presented for the Predecessor Entity includes the statements of operations for the three and six months periods ended March 31, 2001 and the statement of cash flows for the six months period ended March 31, 2002. The statements presented for the Reorganized Entity includes the statements of operations for the three and six months periods ended March 31, 2002 and the statement of cash flows for the six months period ended March 31, 2002. Because these financial statements are those of different reporting entities and are prepared using a different basis of accounting, these financial statements are not comparable.

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

Liabilities compromised by the plan are stated at present values of amounts to be paid at March 31, 2002. The gain on the associated forgiveness of debt is presented as an extraordinary item in the statement of operations.

Note 3,  Going Concern

The Company has incurred substantial operating losses since inception. Current liabilities exceed current assets by $3,150,696 at March 31, 2002. These factors, combined with the fact that the Company has not generated positive cash flows from operating activities since inception, raise substantial doubt about the Company's ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets of the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

During the current quarter the Company's management has been seeking qualified candidate companies for reverse mergers into the closed subsidiary "shell companies". Such candidates will strengthen shareholder value through stock dividends to the shareholders in viable operating companies. Management has interviewed and negotiated with many viable candidates. To date, none of the companies considered have entered into a merger agreement with the Company, other than Specialized Solutions, Inc. which now is fully merged and "spun-out".

While such merger spinouts are a viable part of managements' plans, the Company is also seeking potential viable operating companies to acquire. With the Company's plan of reorganization having been approved, management believes it is now poised to attract such viable acquisition targets.

Background:

During the three and six months periods ended March 31, 2002 and 2001, the Company's activities were conducted primarily in its subsidiaries. The Company's subsidiaries and their respective businesses were as follows:

For the three and six months periods ended March 31, 2002:
      Chronicle Commercial Printing, Inc. - commercial web offset printing, which is continuing
      Stampede Network.com, Inc. - web design and hosting, and proprietary database programming, which has been terminated.

For the three and six months periods ended March 31, 2001:
      Chronicle Commercial Printing, Inc. - commercial web offset printing Stampede Network.com, Inc. - web design and hosting, and proprietary database programming, and Stampede Quest, a technology employment placement agency, both of which have been terminated
      Spiderscape.com, Inc. - Internet and catalog based computer hardware and software retailing, which has been terminated i-Academy, Inc. - technical computer and software training facilities, which has merged into and become Specialized Solutions, Inc.

Financial Condition:
-------------------

The Company's financial position, as of March 31, 2002 in contrast to its financial position at March 31,2001, has worsened. The Company's current assets for the six months ended March 31, 2002 decreased by $276,971 and current liabilities increased by $1,872,001 as compared to the same six-month period ended March 31, 2001. The cash balance decreased by $2,017. Accounts receivable net of allowances decreased by $135,500. This was due primarily to the closure of the technology subsidiaries as operating units, resulting in lower sales and receivable amounts. Inventory and other assets deceased by $139,454. Other assets decreased by a total of $894,207, due primarily to the write-off of a shareholder receivable of $635,035 and the transfer of intangible assets in the Specialized Solutions, Inc. reverse merger transaction. Accounts payable and accrued liabilities balances increased by $50,496 as a result of the common stock distribution pursuant to a court order under bankruptcy. Total accounts payable and short-term notes paid through issuance of stock totaled $857,323. Furthermore, bank overdrafts decreased to $3,651. Long-term debt decreased by $2,287,875, primarily from a reclassification of the lease on the printing press from capital to operating and the reclassification of the mortgage note payable of $2,125,000 from long-term to current due to the Company's default under the modified agreement approved by the Bankruptcy Court. Stockholders' equity has decreased by $1,824,968 from total shareholders' equity of $2,075,484 at March 31, 2001 to a balance of $250,516 at March 31, 2002.
Overall, the balance sheet has decreased by $2,240,842 from total assets of $5,943,867 at March 31, 2001 to $3,703,025 at March 31, 2002.

Liquidity and Capital Resources:
-------------------------------

Cash and cash equivalents for the period ended March 31, 2002 is a deficit balance of $3,133. The decrease of $13,613 since the fiscal year end was due principally to principal repayments of debt.

Cash from operating activities

     Net cash in operating activities increased by $2,157,863 between March 31, 2002 and 2001. The increase is attributed to the closure of all subsidiaries except for the commercial printing operation, thus eliminating unprofitable and cash-draining operations. However, Stampede Network.com, Inc. had ongoing projects after its closure. These projects were concluded in November 2001 and the Company has no plans to continue operations in this division. Cash received after closure totaled $26,288.

Cash increases from operating activities resulted from an increase in accounts payable and other liabilities of $306,578 and adjustments to reconcile cash provided by operating activities to net income of a negative $444,371 for gain on forgiveness of debt, depreciation and loss on investment in unconsolidated investee.

Cash from investing activities

No cash was used in investing activities for March 31, 2002. The increase in cash between March 31, 2001 and 2000 is completely due to no spending on capital items.

Cash from financing activities

     Net cash in financing activities decreased by $23,180 for March 31, 2002. The decrease is attributed entirely to principal repayments of debt.

During the six months ended March 31, 2002, the Company funded all of its working capital needs through operations. For the six months ended March 31, 2001, the Company funded most of its working capital needs through the sale of common stock.

The Company's working capital ratio declined by $2,148,972 as of March 31, 2002 when compared to March 31, 2001. This decrease is due primarily to the reclassification of the mortgage note payable of $2,125,000 from long-term to current due to the Company's default under the modified agreement approved by the Bankruptcy Court. The Company's current ratio at March 31, 2002 is a negative 1.0:11.4 ratio in contrast to the negative current ratio of 1.0:2.7 at March 31, 2001.

Results of Operations:
---------------------

For the three months ended March 31, 2002:

The Company showed a decrease in revenues for the three months ended March 31, 2002 in the amount of $69,953 or a decrease of 14.8% over the same period for 2001. This was due primarily to the closure of the technology subsidiaries as operating units. Cost of sales decreased by $111,495 for the three months period ended March 31, 2002 versus 2001. Management believes the decreases were the results of less costs of labor in the printing operation when compared to the technology companies labor in the prior year. Additionally, the gross profit margin increased to 21.2% for the three months ended March 31, 2002, in contrast to a gross margin of 9.3% for the same period in 2001.

Net income per common share increased by $0.55 to $(0.05) for the quarter ended March 31, 2002 versus $(0.60), as adjusted, for the same quarter of 2001.

For the six months ended March 31, 2002:

The Company showed a decrease in revenues for the six months ended March 31, 2002 in the amount of $192,582 or a decrease of 18.6% over the same period for 2001. This was due primarily to the closure of the technology subsidiaries as operating units. Cost of sales decreased by $368,118 for the six months period ended March 31, 2002 versus 2001. Management believes the decreases were the results of less costs of labor in the printing operation when compared to the technology companies labor in the prior year. Additionally, the gross profit margin increased to 31.2% for the six months ended March 31, 2002, in contrast to a gross margin of 8.5% for the same period in 2001.

Net income per common share increased by $1.36 to $0.04 for the six months ended March 31, 2002 versus $(1.32), as adjusted, for the same six months of 2001.

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

For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB, for the year ended September 30, 2001.

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

Date:  May 20, 2002

/s/  John V. Whitman, Jr.
John V. Whitman, Jr., Chairman and Chief Executive Officer

Date:  May 20, 2002

/s/  Winston D. Carlee, Jr.
Winston D. Carlee, Jr., Chief Financial Officer