Form 10QSB
period 2002-06-30
STAMPEDE WORLDWIDE INC
filed 2002-08-19
CIK 1044760

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934


Commission file number 333-51302

STAMPEDE WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

FLORIDA
(State or other jurisdiction of incorporation or organization)

58-2235301
(I.R.S. Employer Identification No.)

100 Frandorson Circle, Suite 201, Apollo Beach, Florida   33572
(Address of principal executive offices)               (Zip Code)

(813) 645-7988
(Registrant's telephone number, including area code)

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

Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, was 14,163,594* shares at August 15, 2002

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

Assets                                           As of
                                              June 30,2002
                                            --------------
Current Assets:
  Cash                                        $       846
  Accounts Receivable, Net of Allowance
   Of $30,000                                      88,380
  Inventory                                        54,166
                                              -----------
   Total Current Assets                           143,392

Property and Equipment, Net of
 Accumulated Depreciation of $576,603           3,262,844

Other Assets:                                      17,481
                                               ----------
  Total Assets                                $ 3,423,717
                                               ==========
Liabilities and Stockholders' Equity

Current Liabilities:
  Bank Overdraft                             $      7,540
  Short-Term Notes                                150,000
  Current Maturities of
   Long-Term Debt                               2,145,000
  Accounts Payable                                428,912
  Accrued Payroll Liabilities                     230,998
  Other Accrued Liabilities                       653,379
                                               ----------
   Total Current Liabilities                    3,615,829

Stockholders' Equity:
  Common Stock, $.001 par value,
   300,000,000 Shares Authorized, 14,163,594
   Shares Issued and Outstanding at June
   30, 2002                                        14,164
  Additional Paid in Capital                   19,044,093
  Accumulated Deficit                         (19,250,369)
                                               ----------
   Total Stockholders' Equity                    (192,112)
                                               ----------
  Total Liabilities and
    Stockholders' Equity                      $ 3,423,717
                                               ==========

See accompanying notes to financial statements

             STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations
                            (Unaudited)
                                            For the three months ended
                                                    June 30,
                                            2002                2001
                                        (Reorganized       (Predecessor
                                           Entity)            (Entity)
                                         ----------          ----------

Sales                                   $   360,218         $   441,015
Cost of Sales                               221,262             304,854
                                         ----------          ----------
Gross Profit                                138,956             136,161
                                         ----------          ----------
Operating Expenses:
  General and Administrative                487,465             392,700
  Interest                                  106,186              48,073
                                         ----------          ----------
   Total Operating expenses                 593,651             440,773
                                         ----------          ----------
Net Loss From Operations                   (454,695)           (304,612)

Reorganization Expense                                           30,000
Other Income                                  8,953              48,721
                                         ----------          ----------
Net Income (Loss)                          (445,742)            (285,891)
                                         ==========          ==========
Net Loss per Share                      $     (0.04)        $     (0.09)
                                         ==========          ==========
Weighted Average Shares Outstanding      10,228,594           2,743,080
                                         ==========          ==========

See accompanying notes to financial statements



             STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations
                            (Unaudited)
                                            For the nine months ended
                                                    June 30,
                                            2002                2001
                                        (Reorganized       (Predecessor
                                           Entity)            (Entity)
                                         ----------          ----------

Sales                                   $ 1,203,015         $ 1,476,394
Cost of Sales                               800,755           1,252,465
                                         ----------          ----------
Gross Profit                                402,260             223,929
                                         ----------          ----------
Operating Expenses:
  General and Administrative              1,082,045           2,891,572
  Interest                                  217,045             150,474
                                         ----------          ----------
   Total Operating expenses               1,299,090           3,042,046
                                         ----------          ----------
Net Loss From Operations                   (896,830)         (2,818,117)

Other Income (Expense)                      (21,848)             48,721
                                         ----------          ----------
Net Loss Before Extraordinary Item         (918,678)         (2,769,396)
Extraordinary Item:
  Gain on Forgiveness of Debt               697,547             153,555
                                         ----------          ----------
Net Income (Loss)                          (221,131)         (2,615,841)
                                         ==========          ==========
Net Loss per Share                      $     (0.03)        $     (1.24)
                                         ==========          ==========
Weighted Average Shares Outstanding       7,072,298           2,102,025
                                         ==========          ==========

See accompanying notes to financial statements


               STAMPEDE WORLDWIDE, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                               (Unaudited)
                                           For the nine months ended
                                                   June 30,
                                            2002                2001
                                        (Reorganized       (Predecessor
                                           Entity)            (Entity)
                                         ----------          ----------
Cash Flows from Operating Activities
  Net Income (Loss)                     $  (221,131)       $ (2,645,841)
  Adjustments to Reconcile Net
   Income (Loss) to Net Cash
   Used in Operating
   Activities:
    Stock Issued for Compensation             7,950
    Extraordinary Item -
      Gain on Forgiveness of Debt          (697,547)           (153,555)
    Depreciation and Amortization           222,257             323,517
    Provision for Losses on Accounts
      Receivable                                                 (5,500)
    Loss on Investment in Unconsolidated
      Investee                              113,182
    Common Stock Issued for Operations                        1,339,063
   Changes in Operating Assets and Liabilities:
    (Increase) Decrease in:
      Accounts Receivable                     6,643              51,352
      Inventory                                                  48,544
      Other Current Assets                   74,855              50,115
      Other Assets                           33,789             (90,541)
     Increase (Decrease) in:
      Post Petition Payables                 72,863             362,424
      Post Petition Accrued Liabilities     393,145          (1,553,134)
                                         ----------          ----------
     Net Cash Provided by (Used in)
      Operating Activities                    6,006          (2,273,556)
                                         ----------          ----------

Cash Flows from Investing Activities

  Capital Expenditures                                         (162,914)
                                         ----------          ----------
   Net Cash Used in
    Investing Activities                                       (162,914)
                                         ----------          ----------
Cash Flows from Financing Activities
  Bank Overdraft                                                 45,973
  Principal Payments on Debt                (23,180)            (55,758)
  Stockholders Advances                                         (24,764)
  Proceeds from Issuance of Preferred
   Stock                                                        170,000
  Proceeds from Issuance of Common
   Stock                                                      2,248,020
                                         ----------          ----------
   Net Cash Provided by (Used in)
    Financing Activities                    (23,180)          2,383,471
                                         ----------          ----------
Net decrease in cash                        (17,174)            (52,999)

Cash at Beginning of Period                  10,480              53,746
                                         ----------          ----------
Cash at End of Period                   $   ( 6,694)        $       747
                                         ==========          ==========

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Period for
  Interest                              $       532         $    23,174
                                         ==========          ==========
Supplemental Schedule of Noncash Investing and Financing Activities:

  Stock Issued for Receivables          $       -           $     1,000
                                         ==========          ==========

  Stock Issued for Debt Repayment       $   857,323         $   681,396
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

To meet the requirements of the Securities and Exchange Commission, statements of operations and cash flows of the Predecessor Entity at December for the period ended June 30, 2000 are presented as well as the statements of operations and cash flows of the Reorganized Entity for the period ended June 30, 2001. Because these financial statements are those of different reporting entities and are prepared using a different basis of accounting, these financial statements are not comparable.

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

Liabilities compromised by the plan are stated at present values of amounts to be paid at June 30, 2001. The gain on the associated forgiveness of debt is presented as an extraordinary item in the statement of operations

Note 3,  Going Concern

The Company has incurred substantial operating losses since inception. Current liabilities exceed current assets by $3,472,437 at June 30, 2002. These factors, combined with the fact that the Company has not generated positive cash flows from operating activities since inception, raise substantial doubt about the Company's ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets of the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Note 4,  Commitments and Contingencies

On October 11, 2001, the Company modified the terms of its $2,125,000 mortgage note pursuant to an agreement approved by the Bankruptcy
Court. The modification increased the interest rate from 6.51% to 10.51%. The agreement requires a payment of $1,000,000 on December
20, 2001 and monthly payments of $25,000 commencing January 1, 2002.
The Company has not made any of the required payments and is in default of the modified agreement. The mortgagor has filed suit in the Hillsborough County Circuit Court, Case No. 02-00818, seeking a motion for final summary judgment on the mortgage.

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


Background:

During the three and nine months periods ended June 30, 2002 and 2001, the Company's activities were conducted primarily in its subsidiaries. The Company's subsidiaries and their respective businesses were as follows:

For the three and nine months periods ended June 30, 2002:
      Chronicle Commercial Printing, Inc. - commercial web offset printing, which is continuing
      Stampede Network.com, Inc. - web design and hosting, and proprietary database programming, which has been terminated.

For the three and nine months periods ended June 30, 2001:
      Chronicle Commercial Printing, Inc. - commercial web offset printing Stampede Network.com, Inc. - web design and hosting, and proprietary database programming
      Spiderscape.com, Inc. - Internet and catalog based computer hardware and software retailing
      i-Academy, Inc. - technical computer and software training facilities and Stampede Quest, a technology employment placement agency which also operates under the i-Academy subsidiary.

Financial Condition:
-------------------

The Company's financial position, as of June 30, 2002 in contrast to its financial position at June 30,2001, has worsened. The Company's current assets for the nine months ended June 30, 2001 decreased by $77,904 and current liabilities increased by $2,403,385 as compared to the same nine-month period ended June 30, 2000. Accounts receivable net of allowances decreased by $1,433. Inventory and other current assets decreased by $76,570. Other assets decreased by a total of $1,085,623, due primarily to the write-off of a shareholder receivable of $635,035 and the transfer of intangible assets in the Specialized Solutions, Inc. reverse merger transaction.

Accounts payable and accrued liabilities balances increased by $751,178 as a result of the common stock distribution pursuant to a court order under bankruptcy, and operational shortfalls resulting in higher trade payables.
Total accounts payable and short-term notes paid through issuance of stock totaled $915,193. Bank overdrafts decreased by $38,433. Current maturities of long-term debt increased by $1,540,640. Long-term debt decreased by $2,628,494, primarily from a reclassification of a lease on the printing press from capital to operating and the aforementioned reclassification from long to short term.

Stockholders' equity has decreased by $1,981,706 from a equity of $1,789,594 at June 30, 2001 to a negative balance of $192,112 at June 30, 2002. Overall, the balance sheet has decreased by $1,983,737 from total assets of $5,630,532 at June 30, 2001 to $3,423,717 at June 30, 2002.

Liquidity and Capital Resources:
-------------------------------

Cash and cash equivalents for the period ended June 30, 2001 is a deficit balance of $6,694. The decrease of $17,174 since the year end was due principally to negative financing cash flows.

Cash from operating activities:

Net cash provided by operating activities increased by $2,267,550 between June 30, 2002 and 2001. The increase is attributed to the closure of all subsidiaries except for the commercial printing operation, thus eliminating unprofitable and cash-draining operations. However, Stampede Network.com, Inc. had limited ongoing projects after its closure. These projects were concluded in November 2001 and the Company has no plans to continue operations in this division. Cash received after closure totaled $26,288.

Cash provided by operating activities resulted from an increase in accounts payable and other liabilities of $466,008 and adjustments to reconcile cash provided by operating activities of a negative $354,158 for gain on forgiveness of debt, depreciation and amortization, stock compensation and loss on investment in unconsolidated investee.

Cash from investing activities:

No cash was used in investing activities for June 30, 2002.

Cash from financing activities:

Net cash provided by financing activities decreased by $23,180 for June 30, 2002. The decrease is attributed entirely to principal repayments of debt.

During the nine months ended June 30, 2002, the Company funded all of its working capital needs through operations. For the nine months ended June 30, 2001, the Company funded most of its working capital needs through the sale of common stock.

The Company's working capital declined by $2,481,289 as of June 30, 2002 when compared to June 30, 2001. The decrease is due primarily to the reclassification of the mortgage note payable of $2,125,000 from long-term to current due to the Company's default under the modified agreement approved by the Bankruptcy Court. The Company's current ratio at June 30, 2002 is a negative 1.0:24.2 ratio in contrast to the negative current ratio of 1.0:4.5 at June 30, 2001.

Results of Operations:
---------------------

For the three months ended June 30, 2002:

The Company showed a decrease in revenues for the three months ended
June 30, 2002 in the amount of $80,797 or a decrease of 18.4% over the same period for 2001. This was due primarily to the overall recessionary business environment in which the printing business operates. Cost of sales correspondingly decreased by $83,592 for the three months period ended June 30, 2002 versus 2001.

Additionally, the gross profit margin increased to 38.6% for the three months ended June 30, 2002, in contrast to a gross margin of 30.9% for the same period in 2001.

Net income per common share, increased by $0.05 to $(0.04) for the quarter ended June 30, 2002 versus $(0.09), as adjusted, for the same quarter of 2001.

For the nine months ended June 30, 2002:

The Company showed a decrease in revenues for the nine months ended June 30, 2002 in the amount of $273,379 or a decrease of 18.64% over the same period for 2001. This was due primarily to the closure of the technology subsidiaries as operating units. Cost of sales decreased by $451,710 for the nine months period ended June 30, 2002 versus 2001.

Additionally, the gross profit margin increased to 33.5% for the nine months ended June 30, 2002, in contrast to a gross margin of 15.2% for the same period in 2001.

Net income per common share, increased by $1.21 to $(0.03) for the nine months ended June 30, 2002 versus $(1.24), as adjusted, for the same nine month period of 2001.


PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

Carleton Technologies vs. Stampede Worldwide, Inc., Case No. 02-00818 in the Hillsborough Circuit Court. This action seeks to obtain final summary judgment on the mortgage for failure to make required payments. The agreement required a payment of $1,000,000 on December 20, 2001 and monthly payments of $25,000 commencing January 1, 2002. The Company has not made any of the required payments and is in default of the modified agreement.

Carrie Cameron vs. Stampede Worldwide, Inc., John V. Whitman, Jr. and I-Academy, Inc., Case No. 02-06494 in the Hillsborough Circuit Court. Carrie Cameron, the single largest stockholder of Specialized Solutions, Inc., a minority owned subsidiary of Stampede Worldwide, Inc., has filed an action to rescind a merger in which Specialized acquired its current business. Ms. Cameron is also seeking damages in excess of $15,000 against Stampede and John V. Whitman, Jr., its president. Under the merger agreement, Specialized has filed a registration statement with the Securities and Exchange Commission to cover the distribution of 2,500,000 shares of Specialized owned by Stampede as a dividend to Stampede's stockholders and for other purposes. Rescission of the merger would terminate Stampede's plans to distribute Specialized's stock.

Ms. Cameron bases her claims primarily on allegations of fraudulent misrepresentation made to her by Mr. Whitman. Fraudulent misrepresentation requires in part that the speaker knows or has reason to know his statements are not true. Mr. Whitman's representations to Ms. Cameron were based on and consistent with his experience with Stampede. Accordingly, Stampede has been advised by its litigation counsel that it has substantial defenses to the complaint. Stampede intends to vigorously defend the suit and is weighing remedies it may have against Ms. Cameron and Specialized.


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

On May 8, 2002, the Company issued 450,000 restricted common shares to investor relations consultants. These shares are not currently available for trade and are restricted under Rule 144.

On May 23, 2002, the Company issued 7,000,000 common shares to its executives as an inducement to sign employment contracts. The transaction was reported May 16, 2002 on Form S-8. Also, the Company issued 500,000 common shares for legal services relating to the filing.

Item 3.  Defaults Upon Senior Securities.

On October 11, 2001, the Company modified the terms of its $2,125,000 mortgage note pursuant to an agreement approved by the Bankruptcy
Court. The modification increased the interest rate from 6.51% to 10.51%. The agreement requires a payment of $1,000,000 on December
20, 2001 and monthly payments of $25,000 commencing January 1, 2002.
The Company has not made any of the required payments and is in default of the modified agreement. The mortgagor has filed suit in the Hillsborough County Circuit Court, Case No. 02-00818, seeking a motion for final summary judgment on the mortgage.


Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

a)  None

b) Item 1. Change in control of Registrant, dated May 31, 2002, no financial statements filed.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stampede Worldwide, Inc. and Subsidiaries
(Registrant)

Date:  August 19, 2002

/s/  John V. Whitman, Jr.
John V. Whitman, Jr., Chairman and Chief Executive Officer

Date:  August 19, 2002

/s/  Winston D. Carlee, Jr.
Winston D. Carlee, Jr., Chief Financial Officer